Form 10-Q
period 2007-09-30
OSG America L.P.
filed 2007-12-20
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-33806

OSG AMERICA L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3812936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Harbor Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

(813) 209-0600
Registrant’s telephone number, including area code

None
Former name, former address and former fiscal year, if  changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐       NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO  ☒

The number of common units outstanding as of December 14, 2007 was 15,002,250.  The number of subordinated units outstanding as of that date was 15,000,000.

FORM 10-Q

OSG AMERICA L.P.

OSG AMERICA PREDECESSOR

PREDECESSOR CONDENSED COMBINED CARVE-OUT

BALANCE SHEETS

IN THOUSANDS

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$235	$280
Voyage receivables	16,510	18,407
Other receivables	11,671	2,083
Prepaid expenses and other current assets	4,717	3,225
Total Current Assets	33,133	23,995

Vessels, less accumulated depreciation of $51,178 and $27,264	396,420	392,953
Vessels under capital leases, less accumulated amortization of $78,931 and $74,994	22,710	25,749
Deferred drydock expenditures, net	12,594	4,212
Investment in Alaska Tanker Company, LLC	3,230	6,848
Intangible Assets, less accumulated amortization of $3,889 and $389	88,111	91,611
Goodwill	64,103	64,912
Other Assets	4,346	677
Total Assets	$624,647	$610,957

Liabilities and Stockholder’s Equity/(Deficiency)
Current Liabilities:
Accounts payable and accrued expenses	$11,936	$15,756
Accrued Federal Income Taxes	—	3,325
Current portion of debt	2,793	4,202
Current obligations under capital leases	6,218	5,771
Total Current Liabilities	20,947	29,054

Long-term Debt	47,477	51,198
Obligations under Capital Leases	25,643	30,772
Advances from Affiliated Companies	410,820	568,986
Deferred Federal Income Taxes	76,918	75,237
Other Non-current Liabilities	832	—

Stockholder’s Equity/(Deficiency):	42,010	(144,290)
Total Liabilities and Stockholder’s Equity/(Deficiency)	$624,647	$610,957

See notes to combined financial statements.

OSG AMERICA PREDECESSOR

PREDECESSOR CONDENSED COMBINED CARVE-OUT

STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Shipping Revenues:
Time and bareboat charter revenues	$29,909	$13,343	$77,335	$33,333
Voyage charter revenues	25,875	8,280	77,549	26,127
	55,784	21,623	154,884	59,460
Operating Expenses:
Voyage expenses	7,480	1,844	22,324	6,246
Vessel expenses	23,905	9,179	60,017	22,372
Bareboat charter expenses	4,928	—	7,937	—
Depreciation and amortization	12,234	5,123	34,698	14,620
General and administrative allocated from Overseas Shipholding Group, Inc.	5,791	1,479	15,903	4,818
Total Operating Expenses	54,338	17,625	140,879	48,056
Income from Vessel Operations	1,446	3,998	14,005	11,404
Equity in Income of Affiliated Companies	934	1,953	3,192	4,944
Operating Income	2,380	5,951	17,197	16,348
Other Income /(Expense)	—	—	(8)	9
	2,380	5,951	17,189	16,357
Interest Expense to a Wholly-owned Subsidiary of Overseas Shipholding Group, Inc.	2,256	2,279	6,426	6,216
Interest Expense, other	1,267	976	3,805	3,032
Income/(Loss) before Federal Income Taxes	(1,143)	2,696	6,958	7,109
Provision for Federal Income Taxes	434	410	1,658	146
Net Income/(Loss)	$(1,577)	$2,286	$5,300	$6,963

Basic and Diluted Net Income/(Loss) per Share	$(80.83)	$1,524.53	$271.82	$4,642.27

Shares Used in Computing Basic and Diluted Net Income/(Loss) per Share	19,500	1,500	19,500	1,500

See notes to combined financial statements.

OSG AMERICA PREDECESSOR

PREDECESSOR CONDENSED COMBINED CARVE-OUT

STATEMENTS OF CASH FLOWS

IN THOUSANDS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,300	$6,963
Items included in net income not affecting cash flows:
Depreciation and amortization	34,698	14,620
Provision/(credit) for deferred federal income taxes	1,681	(898)
Undistributed earnings of affiliated companies	3,618	2,887
Other – net	—	(279)
Payments for drydocking	(11,729)	(5,833)
Changes in operating assets and liabilities:
Increase in receivables	(7,691)	(1,716)
Increase in other current assets	(1,469)	(573)
Decrease in accrued federal income taxes	(3,348)	(3,357)
Decrease in accounts payable, accrued expenses and other liabilities	(2,988)	(4,264)
Net cash provided by operating activities	18,072	7,550

Cash Flows from Investing Activities:
Expenditures for vessels	(31,418)	(3,646)
Net cash used in investing activities	(31,418)	(3,646)

Cash Flows from Financing Activities:
Payments on debt and obligations under capital leases	(9,812)	(4,238)
Changes in advances from affiliates	23,113	452
Net cash provided by/(used in) financing activities	13,301	(3,786)
Net increase/(decrease) in cash and cash equivalents	(45)	118
Cash and cash equivalents at beginning of year	280	65
Cash and cash equivalents at end of period	$235	$183

Supplemental Schedule of Noncash Financing Activities:

Loans and non-interest bearing advances aggregating $181,000,000 were contributed to capital by Overseas Shipholding Group, Inc. in September 2007.

See notes to combined financial statements.

OSG AMERICA PREDECESSOR

PREDECESSOR CONDENSED COMBINED CARVE-OUT

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY/(DEFICIENCY)

DOLLARS IN THOUSANDS

(UNAUDITED)

	Common Registered Stock		Paid-in Additional	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2007	19,500	$201	$1,299	$(145,790)	$(144,290)
Net Income				5,300	5,300
Capital Contribution of Advances from Affiliated Companies			181,000		181,000
Balance at September 30, 2007	19,500	$201	$182,299	$(140,490)	$42,010

See notes to combined financial statements.

OSG AMERICA PREDECESSOR

Notes to Predecessor Condensed Combined Carve-Out Financial Statements:

Note A—Organization:

OSG America L.P., a Delaware limited partnership (the “Partnership”), was formed on May 14, 2007 to ultimately own a 100% interest in the operating company. The Partnership’s general partner, OSG America LLC (the “General Partner”), is a wholly owned subsidiary of Overseas Shipholding Group, Inc. (“OSG”), a publicly traded company incorporated in Delaware. The Partnership obtained the foregoing assets in connection with the initial public offering of its common units, which was consummated on November 15, 2007.

At or prior to the completion of the offering, the following transactions occurred:

•                     The Partnership entered into a contribution agreement with OSG pursuant to which OSG transferred to the Partnership all of the outstanding membership interests of the 18 vessel subsidiaries (such subsidiaries are collectively referred to as “OSG America Predecessor”, the “Predecessor”, or the “Company”), represented by the 19,500 issued and outstanding common registered shares as of September 30, 2007 reflected in the accompanying statements of operations, that own the vessels in the Partnership’s initial fleet and a 37.5% membership interest in Alaska Tanker Company, LLC;

•                     OSG assigned the agreements to bareboat charter, from subsidiaries of Aker American Shipping, Inc., six newbuild product carriers upon delivery of those vessels;

•                     The Partnership issued to OSG 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in the Partnership;

•                     The Partnership issued to the General Partner a 2% general partner interest in the Partnership and all of the Partnership’s incentive distribution rights, which will entitle the General Partner to increasing percentages of the cash the Partnership distributes in excess of $0.43125 per unit per quarter;

•                     The Partnership issued 7,500,000 of its common units to the public in this offering, representing a 24.5% limited partner interest in the Partnership; and

•                     The Partnership satisfied its obligation to reimburse OSG for approximately $129,500,000 of capital expenditures incurred prior to this offering with the proceeds from this offering.

In addition, at or prior to the completion of the offering, the Partnership entered into the following agreements:

•                  a management agreement with OSG Ship Management, Inc. (“OSGM”), a wholly owned subsidiary of OSG, pursuant to which OSGM agreed to provide the Partnership commercial and technical management services;

•                  an administrative services agreement with OSGM, pursuant to which OSGM agreed to provide the Partnership administrative services;

•                  an omnibus agreement with OSG, the General Partner and others, setting forth, among other things:

•                  when the Partnership and OSG may compete with each other;

•                  certain rights of first offer on Jones Act tank vessels;

•                  the grant to the Partnership of options to purchase the membership interests of one or more subsidiaries of OSG that have entered into shipbuilding contracts with Bender Shipbuilding & Repair Co., Inc. for six newbuild ATBs;

•                  the grant to the Partnership of options to acquire the membership interests of one or more subsidiaries of OSG that have entered into agreements to bareboat charter from subsidiaries of Aker American Shipping, Inc. two newbuild product carriers and two newbuild shuttle tankers, upon delivery of those vessels; and

•                  a $200,000,000 senior secured revolving credit facility.

The following table provides pro forma information with respect to the Company’s capitalization assuming the initial public offering and related transactions occurred on September 30, 2007:

In thousands
Total cash and cash equivalents	$235

Debt, including current portion:
Long-term debt	50,270
Capital lease obligations	31,861
Advances from affiliated companies	51,000
Total debt	133,131

Equity:
Common units held by public	129,525
Common units held by general partner and affiliates	113,641
Subordinated units	227,282
General partner interest	9,277
Total equity	479,725
Total capitalization	$612,856

The following table provides pro forma information for the nine months ended September 30, 2007, assuming the initial public offering and related transactions occurred at the beginning of the year:

	Common Unit Holders	Subordinated Unit Holders	All Unit Holders
	(in thousands, except number of units and per unit data)
General Partner’s Interest in Net Income			$189
Limited Partners Interest in Net Income	$9,271	$—	$9,271
Pro forma Weighted Average Number of Units Outstanding	15,000,000	15,000,000	30,000,000
Pro forma Net Income Per Unit	$0.62	$—	$0.31

Note B—Basis of Presentation and Description of Business:

The accompanying unaudited predecessor combined carve-out financial statements include the accounts of certain wholly owned subsidiaries of OSG. Such subsidiaries, OSG America Predecessor, which are incorporated in the United States, own and operate a U.S. flag fleet consisting of ten tankers, seven articulated tug barges (“ATBs”), one of which is in the process of being double hulled, and one conventional tug/barge unit (“CTB”) and a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC. These unaudited predecessor combined carve-out financial statements have been prepared to reflect the financial position, results of operations and cash flows of OSG America Predecessor, which owns or operates the vessels acquired by the Partnership.

The accompanying unaudited predecessor condensed combined carve-out financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

OSG America Predecessor is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 18 vessels in the operating fleet, 16 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America Predecessor has determined that it operates in one segment.

The consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the predecessor combined financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 that became effective on November 8, 2007.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company believes that the adoption of FAS 157 will not have a material effect on its earnings or financial position.

Note C—Change in Accounting Principle:

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards No. 109 (“FAS 109”), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  In addition, FIN 48 specifically excludes income taxes from the scope of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  FIN 48 applies to all tax positions related to income taxes that are subject to FAS 109, including tax positions considered to be routine. The Company, as required, adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 did not have a material effect on the Company’s earnings or financial position.

Note D—Maritrans Entities:

On November 28, 2006, OSG acquired Maritrans Inc. (“Maritrans”), a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the East Coast and U.S. Gulf Coast trades.  The operating results of certain wholly owned subsidiaries of Maritrans, which we refer to collectively as the “Maritrans Entities”, which were carved out of the consolidated financial statements of Maritrans, have been included in the Company’s combined financial statements commencing November 29, 2006.  The Maritrans Entities’ fleet consisted of seven ATBs, one of which was in the process of being double hulled, one CTB and two tankers, all operating under the U.S. flag.

The following table summarizes the preliminary allocation of the purchase price to the fair value of the Maritrans Entities’ assets and liabilities at the date of the acquisition (in thousands):

Assets:
Current assets, including receivables	$16,227
Vessels	300,267
Intangible assets subject to amortization	92,000
Goodwill	64,103
Total assets	472,597
Liabilities:
Current liabilities, including current installments of long-term debt	14,976
Long-term debt	51,427
Deferred federal income taxes and other liabilities	65,613
Total liabilities assumed	132,016
Net assets acquired (cash consideration)	$340,581

The purchase price allocation is preliminary and will be finalized by year-end 2007.

The following pro forma financial information reflects the results for the nine months ended September 30, 2006, as if the Maritrans Entities acquisition had occurred on January 1, 2006, after giving effect to purchase accounting adjustments (in thousands, except per share amounts):

Pro forma shipping revenues	$142,045
Pro forma net income	$11,469
Pro forma per share amounts:
Basic and diluted net income per share	$588.17
Average shares outstanding	19,500

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2006.  These results do not reflect any synergies that might be achieved from the combined operations.

Note E —Alaska Tanker Company, LLC:

In the first quarter of 1999, OSG, BP and Keystone Shipping Company formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is owned by OSG, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade.  Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.  The Company accounts for its 37.5% interest in ATC according to the equity method.

A condensed summary of the results of operations of the equity method investment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Time charter equivalent revenues	$32,615	$39,567	$98,376	$117,269
Ship operating expenses	(29,955)	(34,862)	(89,863)	(104,584)
	$2,660	$4,705	$8,513	$12,685

Note F—Advances from Affiliates:

In thousands	September 30, 2007	December 31, 2006
Interest bearing loans	$—	$167,093
Non-interest bearing advances with no fixed terms of repayment	410,820	401,893
	$410,820	$568,986

Loans and non-interest bearing advances aggregating $181,000,000 were contributed to capital by OSG in September 2007.  The effective interest rate on borrowings outstanding at December 31, 2006 was 4.89%.

Note G — Debt:

On September 28, 2007, the Company repaid the remaining principal amount of $2,001,000 of its 5.14% term loan that was due in 2008.

As of September 30, 2007, approximately 18.4% of the net book value of the Company’s vessels is pledged as collateral under secured term loans.  The term loans require the Company to maintain the vessels in good condition, maintain specified insurance, and abide by other covenants, which are customary with respect to such borrowings.

Interest paid, excluding loans to affiliates and capitalized interest, amounted to $3,856,000 and $3,032,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

Note H — Taxes:

The components of the provision for federal income taxes follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Current	$(3,515)	$380	$(23)	$1,044
Deferred	3,949	30	1,681	(898)
	$434	$410	$1,658	$146

Note I — Leases:

As of September 30, 2007, the Company had commitments to charter-in ten vessels.  Eight of such charter-ins are, or will be, accounted for as operating leases, all of which are bareboat charters.  The future minimum commitments and related number of operating days under these operating leases are as follows:

Dollars in thousands at September 30, 2007	Amount	Operating Days
2007	$5,134	245
2008	30,929	1,476
2009	51,963	2,385
2010	61,497	2,787
2011	64,312	2,920
Thereafter	210,705	7,980
Net minimum lease payments	$424,540	17,793

The future minimum commitments under two bareboat charters-in that are classified as capital leases are as follows:

Dollars in thousands at September 30, 2007	Amount
2007	$1,615
2008	9,692
2009	9,692
2010	9,691
2011	8,103
Net minimum lease payments	38,793
Less amount representing interest	(6,932)
Present value of net minimum lease payments	31,861

Note J — Commitments:

As of September 30, 2007, the Company had remaining commitments of $34,920,000 on non-cancelable contracts for the construction of two tugs (to be delivered in 2008 and 2009) and the double hulling of one existing barge (to be completed later in 2007).

Note K — Subsequent Events:

Initial Public Offering

On November 8, 2007, OSG announced the pricing of the initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at $19.00 per unit. The common units issued to the public represent a 24.5% limited partner interest in the Partnership. OSG America LLC, a wholly owned subsidiary of OSG, is the sole general partner of the partnership and has a 2% general partner interest, and other subsidiaries of OSG hold a 73.5% limited partnership interest.

Net proceeds after deducting fees on the transaction were $129,525,000, which were used to satisfy the obligation of the Partnership to reimburse OSG for capital expenditures incurred in the 24 months prior to this offering to improve the assets being contributed to the Partnership by OSG as partial consideration for that contribution.

Senior Secured Revolving Credit Facility

On November 15, 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000 senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement is signed (the “closing date”), subject to a 24 month extension period which may be requested by us on or after the second anniversary of the closing date (up to 90 days prior to the fifth anniversary of the closing date) and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. The maximum number of advances permitted to be outstanding under the senior secured revolving credit facility at any one time will be ten.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

We will be able at our option, to prepay all loans under our senior secured revolving credit facility at any time without penalty (other than customary LIBOR breakage costs).

The outstanding loans under our senior secured revolving credit facility will bear interest at a rate equal to LIBOR plus the applicable margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).

Our new senior secured revolving credit facility will prevent us from declaring dividends or making distributions if any event of default, as defined in the revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring us to adhere to certain financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. The Company was recently formed by Overseas Shipholding Group, Inc., a market leader in providing global energy transportation services. The Company plans to use the expertise, customer base and reputation of OSG to expand its marine transportation service.

On November 15, 2007, upon completion of the initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (ATBs) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels. OSG also contributed to us a 37.5% ownership interest in Alaska Tanker Company, LLC, a joint venture that transports crude oil from Alaska to the continental United States and which employs a fleet of five crude-oil tankers. OSG owns a 75.5% interest in us, including a 2% interest through our general partner, which OSG owns and controls.

Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Sixteen of the eighteen vessels comprising our initial fleet are operated in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

The historical results discussed below and the financial statements and related notes of what we refer to as “OSG America Predecessor” or “the Predecessor” included elsewhere in this Form 10-Q are the results of the entities contributed to us. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to OSG America L.P., “us”, “we”, “our” or similar terms when used in a historical context refer to OSG America Predecessor and when used in the present tense or prospectively refers to OSG America L.P. or any one or more of its subsidiaries, or to all such entities.

Overview—OSG America Predecessor

For the nine months ended September 30, 2007 and 2006, the combined financial statements presented herein have been carved out of the consolidated financial statements of OSG. Our financial position, results of operations and cash flows reflected in our combined financial statements are not indicative of those that would have been achieved had we operated as an independent stand-alone entity for all periods presented or of future results.

As of September 30, 2007, OSG America Predecessor’s U.S. flag fleet consisted of ten product carriers, seven double-hulled ATBs and one conventional tug-barge unit, aggregating 679,966 deadweight tons (dwt).

To the extent that assets, liabilities, revenues and expenses relate to the Predecessor, they have been identified and carved out of OSG for inclusion in our combined financial statements. OSG’s other assets, liabilities, revenues and expenses that do not relate to the vessel interests are not included in our combined financial statements. In addition, the preparation of our combined carve-out financial statements required the allocation of certain expenses where these items were not identifiable as related to OSG America Predecessor.

General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees and travel and entertainment expenses were allocated based on the total number of vessels (weighted by operating days) in the respective fleets of OSG America Predecessor and OSG for each of the periods presented. Management believes that the allocation of general and administrative expenses was based on a reasonable method.

All of the companies included in the OSG America Predecessor combined carve-out financial statements have been included in the OSG consolidated group for U.S. income tax purposes for periods through December 31, 2006. The Predecessor financial statements have been prepared on the basis that OSG was responsible for all taxes related to periods prior to January 1, 2002. The provisions/(credits) for income taxes in the Predecessor’s combined financial statements have been determined on a separate-return basis for all periods presented.

Acquisition of Maritrans Inc.

On November 28, 2006, OSG acquired Maritrans Inc. (“Maritrans”), a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double-hulled vessels serving the East Coast and Gulf Coast trades. The operating results of certain wholly-owned subsidiaries of Maritrans, which we refer to collectively as the “Maritrans Entities”, which were carved out of the consolidated financial statements of Maritrans, have been included in the Predecessor’s combined financial statements commencing November 29, 2006. The Maritrans Entities’ fleet consisted of seven ATBs, one of which was in the process of being double-hulled, one conventional tug/barge unit and two product carriers, all operating under the U.S. flag.

Future Business

We have entered into agreements with OSG Ship Management, Inc. (“OSGM”) for the provision of technical and commercial management of our vessels and for administrative and accounting services.

In June 2005, OSG signed agreements to bareboat charter ten Jones Act product carriers from a subsidiary of Aker American Shipping, Inc. (“Aker”). In February 2007, OSG agreed in principle to bareboat charter up to six additional Jones Act product carriers, which eventually resulted in OSG concluding agreements to bareboat charter two vessels. The bareboat charters on eight of these twelve vessels have been assigned to OSG America Predecessor. We have committed to bareboat charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Three of these vessels, the Overseas Houston, Overseas Long Beach and Overseas Los Angeles, have already been delivered from the shipyard, in February, June, and November 2007, respectively. The remaining five vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between mid 2008 and early 2010.

We have options to purchase from OSG up to six ATBs, to be constructed by Bender Shipping & Repair Co., Inc. (“Bender”) and scheduled for delivery between mid-2008 and late 2010. We also have options to acquire from OSG the right to bareboat charter up to four of the remaining newbuild vessels to be constructed by Aker Philadelphia Shipyard Inc., scheduled for delivery between late 2009 and early 2011.

Update on Critical Accounting Policies

The Company’s combined carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), which require us to make estimates in the application of accounting policies based on the best assumptions, judgments and opinions of management. For a complete description of all of our material accounting policies, see Note A to the Company’s combined carve-out financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 that became effective on November 8, 2007.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (FAS 157). This standard provides guidance for using fair value to measure assets and liabilities in accordance with U.S. GAAP and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption of the standard is permitted. We believe that the adoption of FAS 157 will not have a material effect on our earnings or financial position.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles time charter equivalent (“TCE”) revenues to shipping revenues, as reported in the predecessor combined statements of operations:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
TCE revenues	$48,304	$19,779	$132,560	$53,214
Voyage expenses	7,480	1,844	22,324	6,246
Shipping revenues	$55,784	$21,623	$154,884	$59,460

Consistent with general practice in the shipping industry, we use TCE revenues, which represents shipping revenues less voyage expenses, as a measure to compare revenues generated from voyage charters to revenues generated from time charters. TCE revenues, a non-U.S. GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable U.S. GAAP measure, because it assists management in making decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

The following table provides information with respect to average daily TCE rates earned and revenue days for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue Days:
Jones Act ATBs	525	—	1,720	—
Jones Act Product Carriers	695	366	1,782	1,011
Non-Jones Act Product Carriers	179	182	535	540
	1,399	548	4,037	1,551

Average Daily TCE Rates:
Jones Act ATBs	$33,859	$—	$28,359	$—
Jones Act Product Carriers	$37,239	$36,697	$35,872	$32,328
Non-Jones Act Product Carriers	$25,961	$34,879	$37,120	$38,019

During the three months ended September 30, 2007, TCE revenues increased $28,525,000, or 144%, to $48,304,000 from $19,779,000 for the three months ended September 30, 2006.  During the nine months ended September 30, 2007, TCE revenues increased $79,346,000, or 149%, to $132,560,000 from $53,214,000 for the nine months ended September 30, 2006. These increases in TCE revenues resulted principally from an increase in  revenue days of 851 and 2,486 in the three months and nine months ending September 30, 2007, respectively, compared with the same 2006 periods. These additional days were attributable primarily to the acquisition of Maritrans, which contributed an additional 711 revenue days and 2,211 revenue days during the three months and nine months ended September 30, 2007, respectively.  In addition, the Company took delivery of the Overseas Houston and the Overseas Long Beach in February 2007 and late-June 2007, respectively. At the time of the Maritrans acquisition, the ATB OSG 242 was in a shipyard being double-hulled, which was completed on April 5, 2007. On February 20, 2007, a second ATB was taken out of service and entered a shipyard to be doubled hulled, which work is now expected to be completed in early 2008.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Days:
Jones Act ATBs	736	—	2,184	—
Jones Act Product Carriers	736	368	1,968	1,092
Non-Jones Act Product Carriers	184	184	546	546
	1,656	552	4,698	1,638

Average Daily Vessel Expenses:
Jones Act ATBs	$9,213	$—	$8,277	$—
Jones Act Product Carriers	$18,711	$17,174	$17,168	$13,340
Non-Jones Act Product Carriers	$18,223	$15,538	$14,932	$14,295

During the three months ended September 30, 2007, vessel expenses increased by $14,726,000 to $23,905,000 from $9,179,000 for the three months ended September 30, 2006. This increase was principally due to an increase of 1,104 operating days as a result of the inclusion of the Maritrans fleet, which added $10,076,000 to vessel expenses and 920 operating days in the 2007 period, the delivery of two bareboat chartered-in vessels in the first nine months of 2007, a higher level of damage repairs incurred and an increase in crew wages effective July 1, 2007.

For the nine months ended September 30, 2007, vessel expenses increased by $37,645,000 to $60,017,000 from $22,372,000.  The increase in expenses and operating days was principally the result of the inclusion of the Maritrans fleet, which added $26,866,000 to vessel expenses and 2,730 operating days in the 2007 period, and the delivery of the two bareboat chartered-in vessels in 2007. In addition, the charter on the Overseas Galena Bay was converted from a bareboat charter to a time charter in July 2006, which increased vessel expenses and TCE revenues by comparable amounts.

Bareboat Charter Expenses

The Overseas Houston and the Overseas Long Beach were delivered from the shipyard in February and late June 2007, respectively.  The Overseas Houston operated for 92 days and 233 days for the three months and nine months ended September 30, 2007, respectively. The Overseas Long Beach operated for 92 days and 97 days during the three months and nine months ended September 30, 2007, respectively.  The expense for the three months ended September 30, 2007 includes additional amounts recorded with respect to the initial voyages of these two vessels from their delivery from the shipyard until commencement of their respective time charters.

Depreciation and Amortization

Depreciation and amortization increased by $7,111,000 to $12,234,000 for the three months ended September 30, 2007 from $5,123,000 for the three months ended September 30, 2006, and increased by $20,078,000 to $34,698,000 for the nine months ended September 30, 2007 from $14,620,000 for the nine months ended September 30, 2006. These increases were primarily due to an increase in the operating fleet as a result of the acquisition of Maritrans. Depreciation and amortization for the three months and nine months ended September 30, 2007 includes $1,167,000 and $3,500,000, respectively, related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses were allocated based on OSG America Predecessor’s proportionate share of OSG’s total ship-operating (calendar) days for each of the periods presented. We had 1,656 ship-operating days for the three months ended September 30, 2007 and 552 ship-operating days for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, ship-operating days were 4,698 days and 1,638 days, respectively.  General and administrative expenses for the three months ended September 30, 2007 reflects an increase in both the Company’s share of OSG’s operating days and an overall increase in OSG’s expenses. Management believes these allocations reasonably present the financial position, results of operations and cash flows of OSG America Predecessor for the periods presented.

Equity in Income of Affiliated Companies

On a quarterly basis, OSG America Predecessor recognizes its share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto. ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year. Equity in income of affiliated companies decreased by $1,019,000 to $934,000 for the three months ended September 30, 2007, from $1,953,000 for the three months ended September 30, 2006, and decreased by $1,752,000 to $3,192,000 for the nine months ended September 30, 2007, from $4,944,000 for the nine months ended September 30, 2006. These decreases were attributable to a reduction in the number of vessels operated by ATC and a decrease in the incentive hire rate earned by ATC in the first nine months of 2007 compared with the comparable period of the prior year.

Interest Expense, other

Interest expense on third party obligations for the three months ended September 30, 2007 increased by $291,000 to $1,267,000 from $976,000 for the three months ended September 30, 2006, and increased by $773,000 to $3,805,000 for the nine months ended September 30, 2007, from $3,032,000 for the nine months ended September 30, 2006. As a result of the acquisition of Maritrans, the Predecessor assumed $55,616,000 of secured term loans. The net interest expense incurred in the three months and nine months ended September 30, 2007 with respect to these term loans amounted to $443,000 and $1,218,000, respectively. Interest expense for the three months and nine months ended September 30, 2007 is net of $347,000 and $1,173,000, respectively, capitalized in connection with vessel construction.

Provision for Federal Income Taxes

The income tax provisions for the three months and nine months ended September 30, 2007 and 2006 were based on the pre-tax results of the Company determined on a separate-return basis.  The changes in the tax provisions for the three months and nine months ended September 30, 2007 compared with the same 2006 periods were principally attributable to the acquisition the Maritrans fleet.

In 2006, OSG made an election under the American Jobs Creation Act of 2004, effective for years commencing with 2005, to have its qualifying U.S. flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime.  As a result of that election, the Predecessor’s taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels will not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

As a result of the initial public offering, OSG America L.P., as a partnership, is not a taxable entity and will incur no federal income tax liability.  Instead, each unitholder will be required to take into account his share of items of income, gain, loss, and deduction of the partnership in completing his federal income tax liability without regard to whether corresponding cash distributions are received from the partnership by him.

EBITDA

EBITDA represents net income plus interest expense, provision for income taxes and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods.

EBITDA assists our management and investors by increasing the comparability of our fundamental performance from period to period and against the fundamental performance of other companies in our industry that provide EBITDA information. This increased comparability is achieved by excluding the potentially disparate effects between periods or companies of interest expense, taxes, depreciation or amortization, which items may significantly affect net income between periods and are affected by various and possibly changing financing methods, capital structure and historical cost basis. We believe that including EBITDA as a financial and operating measure benefits investors in (a) selecting between investing in us and other investment alternatives and (b) monitoring our ongoing financial and operational strength and health in assessing whether to continue to hold common units.

EBITDA allows us to assess the ability of assets to generate cash sufficient to service debt, make distributions and undertake capital expenditures. By eliminating the cash flow effect resulting from our existing capitalization and other items such as drydocking expenditures and working capital changes (which may vary significantly from period to period), EBITDA provides a consistent measure of our ability to generate cash over the long term. Management uses this information as a significant factor in determining (a) our proper capitalization (including assessing how much debt to incur and whether changes to the capitalization should be made) and (b) whether to undertake material capital expenditures and how to finance them, all in light of existing cash distribution commitments to unitholders. Use of EBITDA as a liquidity measure also permits investors to assess our fundamental ability to generate cash sufficient to meet cash needs, including distributions on our common units.

EBITDA should not be considered as a substitute for net income, cash flow from operating activities prepared in accordance with accounting principles generally accepted in the United States or as a measure of profitability or liquidity.  While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net income, as reflected in our predecessor combined carve-out statements of operations, to EBITDA:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income/(loss)	$(1,577)	$2,286	$5,300	$6,963
Provision for federal income taxes	434	410	1,658	146
Interest expense	3,523	3,255	10,231	9,248
Depreciation and amortization	12,234	5,123	34,698	14,620
EBITDA	$14,614	$11,074	$51,887	$30,977

In thousands	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$18,072	$7,550
Payments for drydocking	11,729	5,833
Interest expense	10,231	9,248
Undistributed earnings from affiliated companies	(3,618)	(2,887)
Changes in operating assets and liabilities (except for taxes)	12,148	6,553
Federal income taxes	3,325	4,401
Other	—	279
EBITDA	$51,887	$30,977

Liquidity and Sources of Capital

We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our secured credit facility and lease obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

The amount of available cash we need to pay the minimum quarterly distributions for four quarters on our common units, subordinated units and the 2% general partner interest outstanding immediately after this offering is $45,900,000. There is no guarantee that we will pay the minimum quarterly distribution on our common and subordinated units in any quarter and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our credit agreement.

We anticipate that our primary sources of funds for our short-term liquidity needs will be cash flows from operations. We believe that cash flows from operations and bank borrowings from our senior secured revolving credit agreement referred to below will be sufficient to meet our existing short-term liquidity needs for the next 12 months.

Generally, our long-term sources of funds will be from cash from operations, long-term bank borrowings and other debt or equity financings. Because we distribute all of our available cash, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures, including opportunities we may pursue under the omnibus agreement. We cannot assure you that we will be able to raise additional funds on favorable terms. For more information, please read “—Ongoing Capital Expenditures” below.

Our combined financial statements represent the operations of our vessels by OSG prior to our acquisition of those vessels. The acquisition of the Maritrans vessels by OSG and their operations were funded by loans from OSG. As a result, our combined financial statements are not indicative of the financial position, results of operations or cash flows we would have achieved had we operated as an independent stand-alone entity during these periods or of future results.

Working capital at September 30, 2007 was $12,186,000 compared with a working capital deficiency of $5,059,000 at December 31, 2006. The treasury functions of OSG are managed centrally. Accordingly, cash received by the Predecessor (principally charter hire) was swept from our accounts to OSG for investment purposes, with a corresponding reduction in the advances from affiliated companies. Cash required by the Predecessor (principally vessel operating expenses, voyage expenses and debt amortization) was transferred from OSG with a corresponding increase in the advances from affiliated companies. We had total debt outstanding of $492,951,000 at September 30, 2007, including $410,820,000 due to OSG, compared with $660,929,000 at December 31, 2006, including $568,986,000 due to OSG. Advances payable to OSG do not have fixed repayment dates. Available net cash provided by operating activities was used to repay certain of the amounts advanced by OSG.

Secured term loan agreements impose certain operating restrictions and establish minimum financial covenants for OSG America Predecessor. The Predecessor was in compliance with the financial covenants contained in the secured loan agreements as of September 30, 2007. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Ongoing Capital Expenditures

Marine transportation of crude oil and refined petroleum products is a capital-intensive business, which requires significant investment to maintain an efficient fleet and stay in regulatory compliance.

For purposes of determining operating surplus, maintenance capital expenditures are those capital expenditures required to maintain over the long term the current operating capacity of our fleet or the revenue generated by our capital assets. Expansion capital expenditures are those capital expenditures that increase the operating capacity of our fleet or the revenue generated by our capital assets.

Over the three years following the date of this offering, we estimate that we will spend an average of approximately $19,300,000 per year for drydocking and classification society surveys. We drydock our vessels twice in every five-year period and, as our fleet matures and expands, our drydocking expenses will likely increase. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs or are a component of our operating expenses. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also incur expenditures to acquire or construct additional product carriers and barges and/or to upgrade or double hull vessels in order to comply with statutory regulations. We are not aware of any regulatory changes or environmental liabilities that will have a material impact on our current or future operations.

We believe that our cash flow from charters-out will be sufficient to cover the interest and principal payments under our debt agreements, amounts due under the administrative services and management agreements, other general and administrative expenses and other working capital requirements for the short and medium term. To the extent we pursue other vessel acquisitions, we expect to finance any such commitments from existing long-term credit facilities and additional long-term debt as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which we can charter our vessels. Such charter rates are volatile.

Because we distribute all of our available cash, we may not grow as fast as companies that reinvest their available cash. We expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have to distribute on each unit. Our partnership agreement does not limit our ability to issue additional units, including units ranking senior to the common units being offered under this prospectus. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

Aggregate Contractual Obligations

A summary of the Company’s long-term contractual obligations as of September 30, 2007 follows:

In thousands	Balance of 2007	2008	2009	2010	2011	Beyond 2011	Total
Long-term debt (1)	$1,429	$5,716	$5,717	$5,717	$5,716	$40,755	$65,050
Obligations under capital leases (1)	1,615	9,692	9,692	9,691	8,103	—	38,793
Operating lease obligations (chartered-in vessels) (2)	5,134	30,929	51,963	61,497	64,312	210,705	424,540
Construction installments (3)	16,865	15,700	2,355	—	—	—	34,920
Total	$25,043	$62,037	$69,727	$76,905	$78,131	$251,460	$563,303

(1)  Amounts shown include contractual interest obligations.

(2)  As of September 30, 2007 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)  Represents remaining shipyard commitments and excludes capitalized interest and other construction costs. Includes payments in respect of two ATBs to be contributed by OSG to our fleet.

Senior Secured Revolving Credit Facility

In connection with the closing of the initial public offering, we entered into a new $200 million senior secured revolving credit facility.  OSG America Operating Company LLC, our operating company, is the borrower under this revolving credit facility. Our obligations under the facility are secured by, among others, first preferred mortgages on certain of our owned vessels and the two tugs under construction by Bender and are guaranteed by us and our subsidiaries which own those vessels.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement is signed (the “closing date”), subject to a 24 month extension period which may be requested by us on or after the second anniversary of the closing date (up to 90 days prior to the fifth anniversary of the closing date) and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. The maximum number of advances permitted to be outstanding under the senior secured revolving credit facility at any one time will be ten.

We will be able, at our option, to prepay all loans under our senior secured revolving credit facility at any time without penalty (other than customary LIBOR breakage costs).

The outstanding loans under our senior secured revolving credit facility will bear interest at a rate equal to LIBOR plus the applicable margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter) plus the cost of complying with any applicable regulatory requirements of any relevant regulatory authority.

Our new senior secured revolving credit facility will prevent us from declaring dividends or making distributions if any event of default, as defined in the revolving credit agreement, exists or would result from such payments. In addition, the new senior secured revolving credit facility contains covenants requiring us to adhere to certain financial covenants.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk

The Predecessor was exposed, and we also expect to be exposed, to market risk from changes in interest rates, which could impact our results of operations and financial condition. We will manage this exposure through our regular operating and financing activities.

Interest Rate Risk

We will be exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As at September 30, 2007, all of our long-term debt consisted of fixed-rate secured term loans.

We intend to invest our cash in financial instruments with maturities of less than three months within the parameters of our investment policy and guidelines.

We may use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. Changes in the fair value of interest rate swaps are either offset against the fair value of assets or liabilities through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of an interest rate swap change in fair value is immediately recognized in income. Premiums and receipts, if any, are recognized as adjustments to interest expense over the lives of the individual contracts.

Foreign Currency Risk

The shipping industry’s functional currency is the U.S. dollar. All of our revenues and most of our operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed combined financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited; however, such financial statements have been reviewed by the Company’s independent registered public accounting firm.

Available Information

We are subject to the information requirements of the Securities Exchange Act of 1934 and, in accordance therewith, we are required to file with the SEC periodic reports and other information. These reports and other information may be inspected and copied at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549 or obtained from the SEC’s website (http://www.sec.gov). Our website on the internet is located at http://www.osgamerica.com. Our periodic reports and other information filed with or furnished to the SEC are available, free of charge, through our website, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the SEC.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There have been no material changes in the Company’s internal controls or in other factors that could materially affect these controls during the period covered by this Quarterly Report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to routine, marine related claims, lawsuits and labor arbitrations arising in the ordinary course of our business. The claims made in connection with our marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. We provide on a current basis for amounts we expect to pay.

Item 1A.      Risk Factors

There have been no material changes in the Partnership’s risk factors from those disclosed in the Partnership’s Registration Statement on Form S-1 that became effective on November 8, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the formation of the Partnership on May 14, 2007, the Partnership issued (i) a 2% general partner interest in the Partnership to the General Partner in exchange for an initial capital contribution of $20 and (ii) a 98% limited partner interest in the Partnership to OSG Bulk Ships, Inc. (“OSG Bulk Ships”) in exchange for an initial capital contribution of $980 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

On August 30, 2007, OSG Bulk Ships transferred to OSGAMLP One Percent Interest Corporation (“OSG 1%”) its right, title and interest in and to a limited partnership interest in the Partnership representing a 1% interest in the Partnership.  Following this transfer, OSG Bulk Ships and OSG 1% owned 97% and 1% of the limited partner interests in the Partnership, respectively.

On August 10, 2007, the Partnership filed a Registration Statement with the SEC on Form S-1 (Registration No. 333-145341) (as amended, the “Registration Statement”) in connection with its initial public offering of 7,500,000 common units representing limited partner interests in the Partnership (the “Offering”).  The SEC declared the Registration Statement effective on November 8, 2007.

Citigroup Global Markets Inc. and UBS Securities LLC acted as joint bookrunning managers of the Offering.

The Offering was completed on November 15, 2007.  Upon completion of the Offering, the Partnership issued a total of 7,500,000 common units to the public at an initial public offering price of $19.00 per common unit.  Gross proceeds to the Partnership from the Offering were $142.5 million.  Net proceeds, after payment of underwriting discounts and offering costs of $13 million, were approximately $129.5 million.

The Partnership used all of the net proceeds of the Offering to satisfy its obligation to reimburse OSG for approximately $129.5 million of capital expenditures incurred in the 24 months prior to the Offering to improve the assets contributed to the Partnership by OSG upon completion of the Offering, including in connection with the acquisition of and improvements to vessels in the Partnership’s initial fleet, as partial consideration for the contribution to the Partnership of all of the outstanding membership interests of the subsidiaries that own or operate the 18 vessels in its initial fleet and the subsidiaries that have committed to bareboat charter six newbuild product carriers from Aker, as well as a 37.5% membership interest in ATC.

In addition, at completion of the Offering, (a) the Partnership, in an offering exempt from registration under Section 4(2) of the Securities Act, issued (i) 6,496,827 common units and 14,999,999 subordinated units to OSG Bulk Ships, (ii) 277,413 common units to OSG 1%, (iii) 725,759 common units to OSGM, and (iv) 612,244 general partner units and all of the incentive distribution rights to the General Partner, in exchange for the contribution of certain assets by such entities to the Partnership on the closing date of the Offering, and (b)(i) OSG Bulk Ships’ limited partner interest representing a 97% interest in the Partnership was converted into one subordinated unit, (ii) OSG 1%’s limited partner interest representing a 1% interest in the Partnership was converted into one common unit, and (iii) the General Partner’s general partner interest representing a 2% interest in the Partnership was converted into one general partner unit.

As more fully described in the Partnership’s amended and restated agreement of limited partnership, the subordinated units are convertible into common units on a one-for-one basis upon the satisfaction of certain financial conditions by the Partnership.

There have been no other sales of unregistered equity securities by the Partnership within the past three years.

Item 6.	Exhibits

See Exhibit Index on page 29.

Ernst & Young LLP	5 Times Square	Phone: 212 773-3000
New York, New York 10036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Unitholders

OSG America L.P.

We have reviewed the predecessor condensed combined carve-out balance sheet of OSG America Predecessor as of September 30, 2007, and the related predecessor condensed combined carve-out statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the predecessor condensed combined  carve-out statements of cash flows for the nine month periods ended September 30, 2007 and 2006, and the predecessor condensed combined carve-out statement of changes in stockholder’s equity/(deficiency) for the nine month period ended September 30, 2007.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the predecessor condensed combined carve-out financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the predecessor combined carve-out balance sheet of OSG America Predecessor as of December 31, 2006, and the related predecessor combined carve-out statements of operations, changes in stockholder’s equity/(deficiency) and cash flows for the year then ended not presented herein, and in our report dated September 14, 2007, we expressed an unqualified opinion on those predecessor combined carve-out financial statements.  In our opinion, the information set forth in the accompanying predecessor condensed combined carve-out balance sheet as of December 31, 2006, is fairly stated in all material respects, in relation to the predecessor combined carve-out balance sheet from which it has been derived.

                                                                                                                                                        ERNST & YOUNG LLP

New York, New York

December 14, 2007

OSG AMERICA L.P

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date:	December 19, 2007	/s/ Jonathan P. Whitworth
Jonathan P. Whitworth
President, Chief Executive Officer

Date:	December 19, 2007	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer

OSG AMERICA L.P.

EXHIBIT INDEX

1.1	Underwriting Agreement

3.1

Amended and Restated Certificate of Limited Partnership of OSG America L.P. (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-145341), as filed on August 10, 2007 and amended thereafter (the “Registration Statement”)).

3.2	Amended and Restated Agreement of Limited Partnership of OSG America L.P.

3.3	Certificate of Formation of OSG America LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement).

3.4	Amended and Restated Limited Liability Company Agreement of OSG America LLC.

10.1	Senior Secured Revolving Credit Facility Agreement.

10.2	Contribution, Conveyance and Assumption Agreement.

10.3	Omnibus Agreement.

10.4	Management Agreement.

10.5	Administrative Services Agreement.

10.6.1	Indemnity Agreement — Morten Arntzen.

10.6.2	Indemnity Agreement — Jonathan P. Whitworth.

10.6.3	Indemnity Agreement — Myles R. Itkin.

10.6.4	Indemnity Agreement — Robert E. Johnston.

10.6.5	Indemnity Agreement — Kathleen C. Haines.

10.6.6	Indemnity Agreement — James G. Dolphin.

10.6.7	Indemnity Agreement — Steven T. Benz.

10.7	OSG America L.P. 2007 Omnibus Incentive Compensation Plan.

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.