Form 10-K
period 2007-12-31
OSG America L.P.
filed 2008-03-12
CIK 1409134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number  001-33806

OSG AMERICA L.P.

(Exact name of registrant as specified in its charter)

DELAWARE	11-3812936
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL	33602
(Address of principal executive offices)	(Zip Code)

(813) 209-0600

Registrant’s telephone number, including area code

None

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The registrant’s Common Units were not publicly traded as of the last business day of the registrant’s most recently completed second quarter. The aggregate market value of the registrants common units held by non-affiliates as of June 30, 2007 was $0. As of March 10, 2008, 15,002,250 Common Units and 15,000,000 Subordinated Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical facts (including statements concerning plans and objectives of management for future operations or economic performance, or assumptions related thereto) are forward-looking statements. In addition, we may from time to time make other oral or written statements which are also forward-looking statements.

Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•    our ability to make cash distributions on the units;

•    planned capital expenditures and availability of capital resources to fund capital expenditures;

•    delays or cost overruns in the building of new vessels, the double-hulling of our remaining single-hull vessels and scheduled shipyard maintenance;

•    future supply of, and demand for, oil and refined petroleum products either globally or in particular regions;

•    risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;

•    the cost and availability of insurance coverage;

•    reliance on a limited number of customers for revenue;

•    future spot market charter rates;

•    competition that could affect our market share and revenues;

•    potential reductions in the supply of tank vessels due to restrictions set forth by the Oil Pollution Act of 1990 (“OPA 90”);

•    continuation of federal laws restricting U.S. point to point maritime shipping to U.S. vessels;

•    changes in domestic refined petroleum product consumption;

•    changes in U.S. refining capacity;

•    the likelihood of a repeal of, or a delay in the phase-out requirements for, single-hull vessels mandated by OPA 90;

•    our ability to maintain long-term relationships with our customers;

•    expected financial flexibility to pursue acquisitions and other expansion opportunities;

•    our expected cost of complying with OPA 90;

•    estimated future maintenance capital expenditures;

•    our ability to attract and retain experienced, qualified and skilled crewmembers;

•    expected demand in the domestic tank vessel market in general and the demand for our tank vessels in particular;

•    changes in the demand for lightering services;

•    customers’ increasing emphasis on environmental and safety concerns;

•    our future financial condition or results of operations and our future revenues and expenses; and

•    our business strategy and other plans and objectives for future acquisitions/operations.

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read “Risk Factors” in Item 1A. of this Annual Report for a list of important factors that could cause our actual results of operations or financial condition to differ from the expectations reflected in these forward-looking statements.

PART I

ITEM 1. BUSINESS

Our Partnership

OSG America L.P. (“OSP”, “We” or “Us”) is the largest operator, based on barrel-carrying capacity, of U.S. flag product carriers and barges transporting refined petroleum products. We were formed in 2007 by Overseas Shipholding Group, Inc. (“OSG”) (NYSE: OSG), a market leader in providing global energy transportation services. We plan to use the expertise, customer base and reputation of OSG to expand our marine transportation service. Our fleet of product carriers and barges consists of eleven product carriers, seven articulated tug barges (“ATBs”), including one that is in the process of being converted to a double hull configuration and one conventional tug-barge unit (“CTB”), with an aggregate carrying capacity of approximately 5.3 million barrels. Alaska Tanker Company, LLC (“ATC”), a joint venture in which we have a 37.5% ownership interest, transports crude oil from Alaska to the continental United States using a fleet of five crude-oil tankers with an aggregate carrying capacity of 6.3 million barrels. OSG owns a 75.5% interest in OSP, including a 2% interest through our general partner, which OSG owns and controls.

The majority of our vessels transport refined petroleum products in the U.S. “coastwise” trade over three major trade routes:

•                  from refineries located on the Gulf Coast to Florida, Atlantic Coast and the West Coast;

•                  from refineries located on the East Coast to New England; and

•                  from refineries located on the West Coast to Southern California and Oregon.

The Gulf Coast to Florida trade route is the most important of these trade routes due to the absence of pipelines that service Florida and Florida’s growing demand for refined petroleum products. We also provide lightering services on the East Coast by transporting crude oil from large crude-oil tankers to refineries in the Delaware River Basin.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (the “Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens (or owned by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade and, in the case of limited partnerships, where the general partner meets U.S. citizenship requirements for the U.S. coastwise trade). Charter rates for Jones Act vessels have historically been more stable than those of similar vessels operating in the international shipping markets. We currently operate 16 of our 18 operating vessels in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

OSG has assigned to us its agreements to bareboat charter five newbuild product carriers from subsidiaries of Aker American Shipping, Inc. (“Aker”) upon their delivery from the shipyard between 2008 and early 2010. These five product carriers have already been time chartered to customers for fixed periods ranging from 3-7 years, which can be further extended at the customer’s option. We also have the opportunity to increase the size of our fleet through the exercise of options granted to us by OSG to:

•                  purchase up to six newbuild double-hulled ATBs, scheduled for delivery from Bender Shipbuilding & Repair Co., Inc. (“Bender”) between late 2008 and late 2010; and

•                  acquire the right to bareboat charter up to two newbuild double-hulled product carriers and up to two newbuild double-hulled shuttle tankers from Aker, scheduled for delivery between late 2009 and early 2011.

The options to purchase the newbuild ATBs from OSG and the rights to bareboat charter the newbuild product carriers and shuttle tankers from Aker will be exercisable prior to the first anniversary of the delivery of each vessel. The exercise of any of the options will be subject to the negotiation of a purchase price.

The following chart details the potential growth of our fleet and its aggregate carrying capacity:

						Optional
						Product
				After Scheduled		Carriers
	At December 31, 2007		Scheduled	Deliveries		and	Phase-out	Total
		Capacity	Deliveries		Capacity	Barges	2011-		Capacity
	Vessels(1)	(barrels)	2008-2010	Vessels	(barrels)	2008-2011	2013	Vessels	(barrels)
		(in thousands)			(in thousands)				(in thousands)
Product Carriers	11	3,464	5	16	5,084	4	(4)	16	5,056
ATBs(2)	7	1,618	—	7	1,618	6	—	13	3,529
CTBs(2)	1	172	—	1	172	—	—	1	172
Total Fleet	19	5,254	5	24	6,874	10	(4)	30	8,757

(1)         Does not include the five crude-oil tankers operated by ATC.

(2)         Bender is constructing for us two 8,000 horsepower tugs, each with its own ATB coupler system, that are scheduled for delivery in 2008 and 2009. The first tug will allow us to replace the only conventional tug in our fleet and allow us, after minor modifications to the barge, to convert our only CTB into an ATB.

In 2007, approximately 72% of our revenues were from fixed-rate contracts, which include time-charters, Contracts of Affreightment (“COA”), and Consecutive Voyage Charters (“CVC”), and the remaining 28% of our revenues were from single voyage contracts. While the term contracts have an original fixed term of between one and seven years and currently have an average of two years before they expire, many of our customers are seeking longer-term contracts. Time charters on the five newbuild product carriers that will be delivered to us between 2008 and early 2010 have an average term of three years. We believe that our strong customer relationships provide a foundation for stable revenue and long term growth of our business.

Business Strategy

Our primary business objective is to continue to grow our distributable cash flow per unit by executing the following strategies:

•                  Increase Market Share. We operate the largest fleet of U.S. flag product carriers and barges, based on barrel-carrying capacity, transporting refined petroleum products. Our bareboat charter of five newbuild product carriers from Aker and, assuming we exercise all of our options with OSG to bareboat charter two newbuild product carriers and two newbuild shuttle tankers from Aker and to purchase six newbuild ATBs to be constructed by Bender, will further strengthen our leading position in the Jones Act trade. We will continue to evaluate strategic acquisitions in order to meet the demand for U.S. flag vessels in a manner that will increase our distributable cash flow.

•                  Capitalize on Relationship with OSG. We intend to use OSG’s customer relationships with leading integrated oil companies and independent refiners to secure longer-term contracts for our vessels.

•                  Generate Stable Cash Flows With High-Quality Charterers. Our customers are predominantly leading integrated oil companies and independent refiners. We believe that entering into medium to long-term charters with these customers will provide us with relatively stable cash flows.

•                  Expand into Related Segments. We believe that our high-quality Jones Act vessels, our reputation for dependable service and our relationship with OSG will enable OSP to expand into new segments, such as shuttle tankers in the Gulf of Mexico. In addition, three of the six newbuild ATBs that we have options to purchase from OSG are already chartered to Sunoco for lightering business in the Delaware Bay.

•                  Emphasize Safety. We have an excellent vessel safety record and reputation for customer service and support. We believe that by maintaining a high standard for operational safety and environmental compliance, we will be able to maintain our leading market position.

•                  Maintain Financial Strength and Flexibility. We intend to maintain financial strength and flexibility so as to enable us to pursue acquisition opportunities as they arise. We have access to $200 million under our senior secured revolving credit facility for working capital and acquisitions.

We are a Delaware limited partnership formed on May 14, 2007. On November 15, 2007, we completed an initial public offering of 7,500,000 common units at $19.00 per unit. The common units issued to the public represent a 24.5% limited partner interest. OSG America LLC, a wholly owned subsidiary of Overseas Shipholding Group, Inc., is our sole general partner and has a 2% general partner interest. Other subsidiaries of OSG hold a 73.5% limited partnership interest.

Our principal executive offices are located at Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL 33602, and our phone number is (813) 209-0600.

Industry

Fleet

Our fleet consists of nineteen U.S. flag product carriers and barges composed of eleven product carriers, seven ATBs and one CTB with an aggregate carrying capacity of approximately 5.3 million barrels.

We have:

•                  agreements to bareboat charter five newbuild product carriers from subsidiaries of Aker upon their delivery from the shipyard between 2008 and early 2010;

•                  options to purchase from OSG up to six newbuild ATBs, upon their delivery from Bender between late 2008 and late 2010; and

•                  options to acquire from OSG the right to bareboat charter up to two newbuild double-hulled product carriers and up to two newbuild double-hulled shuttle tankers from Aker, upon their delivery from the shipyard between late 2009 and early 2011.

If we purchase and bareboat charter all of these newbuild vessels, and after adjusting for the phase out of the four single-hull vessels, our fleet will increase from 19 to 30 product carriers and barges and our aggregate carrying capacity will increase from 5.3 million to 8.8 million barrels. We believe that employing a fleet consisting of product carriers and ATBs allows us to effectively meet the requirements of various customers in a number of different markets.

The following table sets forth information concerning our initial fleet of eleven product carriers, seven ATBs and one CTB as of December 31, 2007:

				Owned /
	Year Built /	Cargo Capacity		Bareboat-In		Charter-Out
Vessel Name	Rebuilt	DWT	Barrels(1)	Expiration	Charterer(2)	Expiration
Single-hulled Product Carriers
Overseas Puget Sound	1983	50,861	356,000	Owned	Tesoro TC	Feb 2008(4)
Overseas New Orleans	1983	42,954	306,000	Oct 2011	CITGO TC	Jan 2008
Overseas Galena Bay	1982	50,116	356,000	Owned	SeaRiver TC	Jan 2009
Overseas Philadelphia	1982	43,387	306,000	Nov 2011	Morgan Stanley TC	Jan 2008

Double-hulled Product Carriers
Overseas Diligence	1977	39,732	269,000	Owned	SVC	—
Overseas Integrity	1975	39,948	269,000	Owned	Sunoco COA	June 2008
Overseas Maremar	1998	47,225	315,000	Owned	SVC/COA	Dec 2009
Overseas Luxmar	1998	45,999	315,000	Owned	SVC/COA	Dec 2009
Overseas Houston	2007	46,815	324,000	Feb 2014(3)	Shell TC	Mar 2010(4)
Overseas Long Beach	2007	46,817	324,000	Jun 2014(3)	BP TC	Jul 2014(4)
Overseas Los Angeles	2007	46,815	324,000	Nov 2014(3)	BP TC	Nov 2014(4)

Double-hulled ATBs (Barge / Tug)
M 209 / OSG Enterprise	1980 / 2005	25,321	206,000	Owned	Marathon TC	Nov 2008
OSG 214 / OSG Honour	1975 / 2004	26,410	207,000	Owned	Marathon TC	Nov 2008
OSG 254 / OSG Intrepid	1970 / 2002	31,605	250,000	Owned	Valero TC	Aug 2010
M 252 / Navigator	1972 / 2002	30,933	250,000	Owned	Chevron CVC	June 2009
M 244 / Seafarer(5)	1971 / 2001	29,042	236,000	Owned	Chevron CVC	June 2009
OSG 242 / OSG Columbia	1981 / 2007	25,680	234,299	Owned	SVC	—
OSG 243 / OSG Independence(6)	1982 / Being Retrofitted	25,216	234,299	Owned	Being Retrofitted	N/A
Double-hulled CTBs (Barge / Tug)
M 192 / Freedom(7)	1979 / 1998	21,914	172,000	Owned	Sunoco TC	Feb 2008(4)

(1)          Barrels at 98% capacity.

(2)         TC: Time Charter, COA: Contract of Affreightment, CVC: Consecutive Voyage Charter, SVC: Spot Voyage Charter.

(3)         Bareboat-In expiration date shown is the expiration date of initial bareboat charter period (end of minimum commitment period). The term of each bareboat charter may be extended at our option for varying periods up to the entire useful life of the vessel.

(4)         Charter-Out expiration dates refer to end of the firm charter period. Charterer has option to extend for varying additional periods.

(5)         Upon delivery of our new 8,000 horsepower tug OSG Endurance, we plan to sell Seafarer.

(6)         This ATB is currently undergoing expansion and conversion to double-hull configuration and is scheduled to re-enter service in the second quarter of 2008.

(7)         Upon delivery of our new 8,000 horsepower tug OSG Courageous, we plan to sell Freedom.

Newbuilds

OSG has contributed to us, without any further obligation to OSG, the membership interests in subsidiaries that have entered into bareboat charters for five Jones Act product carriers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”) and scheduled for delivery between 2008 and early 2010; and subsidiaries that have entered into shipbuilding contracts with Bender for the construction of two tugs. With respect to the five product carriers we are committed to bareboat charter from Aker, we are only required to pay charter hire once the product carriers have been delivered. Please read “Bareboat Charters from Aker of Our Newbuilds.” With respect to the tugs we are committed to purchase, we will be responsible for all remaining payments due under the shipbuilding contracts, which we expect will be approximately $23 million.

The following table sets forth information concerning the five newbuild product carriers to be constructed by Aker that we have agreed to bareboat charter from subsidiaries of Aker and two tugs under construction by Bender that we have agreed to acquire, which will replace two older tugs currently included in our initial fleet shown above.

	Expected
	Delivery	Cargo Capacity		Bareboat-In		Charter-Out
Vessel Name	Date	DWT	Barrels(1)	Expiration	Charterer(2)	Expiration
Double-hulled Product Carriers
Overseas New York	2008	46,815	324,000	May 2015(3)	Shell TC	May 2011(4)
Overseas Texas City	2008	46,815	324,000	Sep 2015(3)	BP TC	Sep 2011(4)
Overseas Boston	2009	46,815	324,000	Jan 2014(3)	Tesoro TC	Jan 2012(2)
Overseas Nikiski	2009	46,815	324,000	May 2014(3)	Tesoro TC	May 2012(4)
Overseas Anacortes	2010	46,815	324,000	May 2015(3)	Tesoro TC	May 2013(4)

8,000 Horsepower Tugs
OSG Courageous	2008
OSG Endurance	2009

(1)         Barrels at 98% capacity.

(2)         TC: Time Charter.

(3)         Bareboat-In expiration date shown is the expiration date of firm charter period (end of minimum commitment period). The term of each bareboat charter may be extended at our option for varying periods up to the entire useful life of the vessel.

(4)         Charter-Out expiration dates refer to end of the firm charter period. Charterer has option to extend for varying additional periods.

Optional Vessels

Pursuant to our omnibus agreement with OSG, we have options to purchase up to six newbuild ATBs scheduled for delivery from Bender between late 2008 and late 2010 and to acquire from OSG the right to bareboat charter up to two newbuild double-hulled product carriers and up to two newbuild double-hulled shuttle tankers from Aker, scheduled for delivery between late 2009 and early 2011. The following table sets forth information concerning the six newbuild ATBs for which we have options to purchase and two newbuild double-hulled product carriers and two newbuild double-hulled shuttle tankers for which we have options to bareboat charter:

	Expected			Owned/
	Delivery	Cargo Capacity		Bareboat-In		Charter-Out
Vessel Name	Date	DWT	Barrels(1)	Expiration	Charterer(2)	Expiration
Double-hulled Product Carriers
Overseas Martinez	2010	46,815	324,000	Jan 2015 (3)	Tesoro TC	Jan 2013(4)
Overseas Tampa	2011	46,815	324,000	Mar 2021(3)	—	—

Double-hulled Shuttle Tankers
Overseas Chinook	2010(5)	46,815	324,000	Sep 2019(3)	Petrobras TC	Jan 2015(4)
Overseas Cascade	2011(5)	46,815	324,000	Nov 2020(3)	Petrobras TC	Mar 2015(4)

Double-hulled ATBs (Barge / Tug)
OSG 350 / OSG Vision	2008	45,556	347,000	Owned	Sunoco COA	Oct 2018
OSG 351 / OSG Quest	2009	45,556	347,000	Owned	Sunoco COA	Oct 2018
OSG 352 / OSG Horizon	2009	45,556	347,000	Owned	Sunoco COA	Oct 2018
OSG 296 / OSG Endeavor	2009	37,187	290,000	Owned	—	—
OSG 297 / OSG Mariner	2010	37,187	290,000	Owned	—	—
OSG 298 / OSG Discovery	2010	37,187	290,000	Owned	—	—

(1)         Barrels at 98% capacity.

(2)         TC: Time Charter, COA: Contract of Affreightment.

(3)         Bareboat-In expiration date shown is the expiration date of initial bareboat charter period (end of minimum commitment period). The term of each bareboat charter may be extended at our option for varying periods for up to the entire useful life of the vessel.

(4)         Charter-Out expiration dates refer to end of the firm charter period. Charterer has option to extend for varying additional periods.

(5)         Scheduled delivery date shown is for the completion of the conversion of the product carrier to a shuttle tanker.

Bareboat Charters from Aker of Our Newbuilds

General

We believe that employing a fleet of both owned and bareboat chartered vessels provides us operational and financial flexibility. Our vessels that are bareboat chartered provide us with several advantages including:

•                  they do not require any initial capital investment and the bareboat hire payments commence only when the vessels have been delivered to us, thus allowing us to maintain a more conservative capital structure and to generate higher returns on capital for our unitholders;

•                  they provide us with significant choices and flexibility through our unlimited options to extend the term of the charter;

•                  they allow us to control the size of our fleet to optimize utilization of our vessels; and

•                  they provide us the opportunity to upgrade our fleet, as more technologically advanced vessels are constructed.

In June 2005, OSG entered into bareboat charters for ten Jones Act product carriers to be constructed by APSI and scheduled for delivery between 2007 and 2010. Following completion of construction the vessels are sold to leasing subsidiaries of American Shipping Corporation, a subsidiary of Aker and an affiliate of APSI, that in turn bareboat charter the vessels to OSG. In February 2007, OSG agreed in principle to bareboat charter up to six additional Jones Act product carriers scheduled for delivery between 2010 and 2011. In October 2007, OSG entered into bareboat charters for two additional vessels, the Overseas Cascade and the Overseas Chinook, and the prior agreement in principle for six additional vessels was terminated.  The bareboat charters of eight of the original ten vessels have been assigned to us and we have options to acquire from OSG the right to bareboat charter up to all four of the remaining vessels, which include the Overseas Cascade and the Overseas Chinook.

Terms of the Bareboat Charters

The initial terms of the bareboat charters vary in length from five, seven and ten years.  We have the right to extend the initial terms for an unlimited number of times for renewal periods of one, three or five years upon 12 months’ advance notice, provided, however, that our right to a one-year extension may only be exercised once.  Under the bareboat charters, we are required to pay charter hire on a “hell-or-high-water” basis. This means that, except in the case of an “Event of Loss” as defined in the bareboat charter, we will be required to pay the agreed bareboat charter hire whether or not the vessel is available to us for charter to our customers. We are also responsible for all operating costs, including the cost of repairs, maintenance, drydocking, spares, stores, hull and machinery insurance, war risk insurance and protection and indemnity insurance coverage for each vessel for the benefit of the owner and its lenders.  The bareboat charter rate for each option period is subject to increase based upon the increase, if any, in the interest rate payable by Aker on the related vessel debt above a stated amount.

We have also provided Aker a guaranty of the payment and performance of the obligations of our subsidiaries under the bareboat charters, other than any obligations relating to or arising in connection with any environmental laws or liabilities. Further, we have provided Aker with a limited indemnity of losses with respect to each of the vessels that our subsidiaries bareboat charter from Aker arising out of any environmental liability excluded from our guaranty if the losses arose from an incident not fully covered by insurance and the unavailability or insufficiency of insurance is determined to have occurred as a result of a breach by us of the provisions of the bareboat charter. Our indemnity is limited to an amount equal to the lesser of (1) the outstanding principal amount of Aker’s loans solely attributable to the vessel and (2) a notional loan balance attributable to the vessel.

Profit Sharing

We have time chartered-out the eight vessels we have bareboat chartered-in from Aker to OSG Product Tankers, LLC, an entity that is indirectly owned by us and Aker and in which OSG has no direct equity interest. OSG Product Tankers, LLC has in turn time chartered the vessels to customers for fixed terms of between three and seven years, which terms can be further extended at the customer’s option.  The effect of the ownership structure of OSG Product Tankers, LLC and the other limited liability companies owned by OSG and Aker is to share profits between us and Aker, or OSG and Aker, respectively, at a rate of 51%/49%, respectively.

The time charter hire paid by OSG Product Tankers, LLC to us is equal to the sum of the bareboat charter hire paid by us to Aker, our cost of operating the vessels, a management fee and a fixed charge payable to us. Profit is calculated as the difference between the time charter hire paid by customers to OSG Product Tankers, LLC and the time charter hire paid by OSG Product Tankers, LLC to us. During any period that the amount of time charter hire paid by the customer to OSG Product Tankers, LLC is insufficient to pay the full amount of the time charter hire payable by OSG Product Tankers, LLC, we have agreed to advance the amount of any such shortfall to OSG Product Tankers, LLC. In general, advances are repaid to us quarterly, provided that such obligation to repay the advances is subject to reduction at the end of the calendar year in which the advances are made by the amount of the fixed charge paid to us during such year. If any advances remain unpaid at the end of the following calendar year, such advances will terminate without being repaid. Aker is not entitled to receive profit sharing while any advances are outstanding.

In the event we exercise our options to acquire the right to bareboat charter one or both of the Overseas Martinez and the Overseas Tampa, we will similarly time charter-out these vessels to OSG Product Tankers, LLC. Until such time as we exercise our options, these two vessels will be time chartered by OSG to OSG Product Tankers Martinez, LLC (“New Martinez Time Charterer”), a limited liability company indirectly owned by OSG and Aker and in which we have no equity interest.  If we exercise any of our options to acquire the right to bareboat charter one or both of the newbuild shuttle tankers from Aker, the Overseas Cascade and the Overseas Chinook, we will time charter-out these vessels to OSG Shuttle Tankers Chinook, LLC , a limited liability company indirectly owned by us and Aker and in which OSG has no direct equity interest.  During the time that we have not exercised our options to acquire the right to the bareboat charters of the Overseas Martinez, Overseas Tampa, Overseas Cascade or Overseas Chinook, OSG has agreed to make advances to New Martinez Time Charterer and the limited liability company organized by OSG and Aker to be the time charterer of the Overseas Cascade and the Overseas Chinook (such newly formed entity together with the New Martinez Time Charterer, the “New OSG Time Charterers”) to fund the difference between time charter hire paid to such New OSG Time Charterer by its customers and the amount of time charter hire payable by such New OSG Time Charterer. OSG’s advances with respect to a New OSG Time Charterer are subject to reduction and termination by the amount of the fixed charge paid to OSG by such New OSG Time Charterer in the same manner as our advances to OSG Product Tankers, LLC.

To maintain the economics of the profit sharing arrangement with Aker with respect to the vessels we have bareboat chartered-in from Aker, we and OSG have agreed with Aker that for so long as we have not exercised the options to acquire the right to bareboat charter-in both the Overseas Martinez and the Overseas Tampa, all calculations of advances and profit sharing shall be made as if OSG Product Tankers, LLC and New Martinez Time Charterer were a single entity. This arrangement may result in, among other things, both us and OSG making or receiving repayment of greater or lesser advances than would be the case absent this agreement. However, we have agreed with OSG for each to reimburse the other in such amount as may be necessary so that the distributions we receive and the advances we make are the same as would have been the case absent such agreement with Aker.  A similar situation could arise if we exercise our option to acquire the right to bareboat charter-in from Aker one but not both of the Overseas Cascade and Overseas Chinook.

Pooling Agreement

We are party to a pooling agreement with OSG, OSG Ship Management, Inc. (“OSGM”), New Martinez Time Charterer and certain other subsidiaries of OSG under which the TCE revenues from all Jones Act product carriers owned or operated by OSG (and certain of its subsidiaries), us and the New Martinez Time Charterer are allocated among the pool vessels according to an agreed-upon formula. The formula gives effect to each product carrier’s performance, taking into account factors such as carrying capacity, speed, fuel consumption, and the number of days that the vessel was available for employment during the relevant time period. The formula is subject to review and adjustment by the parties every six months.  The pooling arrangement was established to provide for the common marketing, commercial operation and employment of our product carriers, thereby eliminating any conflict of interest that might arise from OSG’s commercial management of product carriers from which it earns 100% of the profit and the product carriers bareboat chartered from Aker, from which it earns 51% of the profit. The pooling agreement does not have an established term of duration, but product carriers will cease to be subject to the agreement when it is no longer controlled by a pool member.

All of our existing and future tank vessels engaged in the Jones Act trade of transporting refined petroleum products are subject to the pooling agreement.  However, as of December 31, 2007 only nine of our eighteen tank vessels participated in the pool because under the terms of the pooling agreement, only those vessels not subject to an existing time charter at the delivery of the Overseas Houston were required to be included in the pool.  The vessels subject to a time charter at such time will participate in the pool upon the expiration of such time charter (or any renewals or extensions of such time charter).

Aker’s Debt and Deferred Principal Obligation

Under the bareboat charters for the first ten vessels ordered from Aker, the bareboat charterer has the right to help Aker improve the terms of its debt financing for the vessels, including without limitation, by reducing the interest rate or extending the principal amortization schedule and, if successful, to reap the benefit through a reduced bareboat charter rate during the term in which the benefit is obtained.

To the extent that a longer principal amortization schedule results in an increased amount of debt outstanding at the end of the initial or optional terms, a Deferred Principal Obligation (“DPO”) is created in the form of an interest-bearing obligation to be amortized in equal quarterly installments over the remaining useful life of the vessel and added to the bareboat charter hire paid. Additional profit sharing earned by Aker will reduce the DPO dollar for dollar during the initial term of the bareboat charters. If the charterer fails to renew the bareboat charter, the remaining DPO becomes payable upon redelivery of the vessel.

In August 2005, OSG assisted Aker with a financing of the first five vessels which gave rise to a DPO that accrues on a daily basis over the seven year initial term of the five charters to a maximum liability of $7 million per vessel, or $35 million in total. As a result of the assignment of these bareboat charters to us, we will pay the reduced bareboat rate and assume the DPO liability. If the charters are not extended, the liability is immediately payable upon redelivery of the vessels to Aker. If, on the other hand, the charters are extended, the liability is repaid over 18 years; but, if at any time during those 18 years the charters are discontinued, the remaining balance of the liability is immediately payable upon redelivery of the vessels. The DPO liability that accrues on each of the five vessels each year during the initial term is reduced by the increase in profit sharing paid by OSG Product Tankers, LLC to Aker resulting from the reduction in the bareboat rate. We will account for the DPO liability that accrues each year as additional bareboat charter hire expense.

Maritime Security Program (“MSP”)

The Maritime Administration of the Department of Transportation administers the MSP, which is intended to support the operation of up to 60 U.S. flag vessels in the foreign commerce of the United States to make available a fleet of active, commercially viable, privately owned vessels to the Department of Defense during times of war or national emergency.

Payments are made under the MSP to vessel operators, including OSG and us, to help offset the high cost of employing a U.S. crew. These payments equal $2.6 million per ship per year for 2007 and 2008, $2.9 million per ship per year for 2009 through 2011 and $3.1 million per ship per year for 2012 through 2015.

We own and operate two foreign-built U.S. flag product carriers, the Overseas Maremar and Overseas Luxmar, that are entered in the MSP. These two product carriers are not eligible to operate in the Jones Act trade because they were not built in the United States.

Management of Ship Operations, Administration and Safety

OSG provides to us, through its subsidiary OSGM, expertise that allows for the safe, efficient and cost-effective operation for our vessels. Pursuant to the management agreement and an administrative services agreement entered into with OSGM we have access to:

•                  Human resources, financial and other administrative functions, including:

•                  bookkeeping, audit and accounting services;

•                  administrative and clerical services;

•                  banking and financial services; and

•                  client and investor relations services.

•                  Technical and commercial management services including:

•                  commercial management of our vessels;

•                  vessel maintenance and crewing;

•                  purchasing and insurance; and

•                  shipyard supervision.

For more information on the management and administrative services agreements we have with OSGM, please read “Certain Relationships and Related Transactions—Management Agreement” and “Certain Relationships and Related Party Transactions—Administrative Services Agreement.”

Our Investment in Alaska Tanker Company, LLC

We own a 37.5% interest in Alaska Tanker Company, LLC (“ATC”). ATC is a joint venture that was formed in 1999 by OSG, Keystone Alaska, LLC and BP Oil Shipping USA, Inc. (“BP”) to consolidate the management of BP’s Alaskan crude oil shipping operations. As a result, ATC has the exclusive right to transport all of BP’s Alaskan oil and natural gas. ATC currently bareboat charters and operates five crude-oil tankers that transport Alaskan crude oil for BP from the Trans Alaska Pipeline terminus in Valdez, Alaska to a number of refineries on the West Coast. Four of these vessels are 185,000 dwt “Alaska Class” tankers, which were purpose-built for the Alaska crude trade by NASSCO, a San Diego shipyard owned by General Dynamics Corporation, between 2004 and 2006. These four vessels have double-hulls and redundant propulsion and steering systems. ATC is time chartering these four vessels to BP until 2023. The fifth vessel is a double-hulled crude-oil tanker of 125,000 dwt that was built in 1979 and is subject to a time charter to BP expiring at the end of 2011.

The time charter revenue ATC receives under each time charter is equal to the sum of:

•                  the bareboat hire it pays to the vessel owner;

•                  the actual vessel operating costs it incurs;

•                  full reimbursement of actual overhead expenses as allocated on a per-vessel basis; and

•                  incentive hire for the achievement of certain operational and safety benchmarks.

The incentive hire earned by ATC effectively constitutes its net income and is distributed to its members, based upon their ownership interest in ATC, once a year in the first quarter of the subsequent year. The dividend paid to all members in respect of the year ended December 31, 2007, was $15.3 million.

Our Customers

Our two largest customers in 2007 based on gross revenue were Chevron and Marathon, each of which accounted for more than 10% of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See Note B to the consolidated financial statements in Item 8 of this report.

Preventative Maintenance

OSGM is responsible for the maintenance of our fleet. OSGM has a computerized preventative maintenance program that tracks U.S. Coast Guard and American Bureau of Shipping inspection schedules and establishes a system for the reporting and handling of routine maintenance and repair.

Vessels utilize a computerized maintenance system that provides for daily inputs, which are used to note conditions that may require maintenance or repair. Vessel superintendents are responsible for reviewing these entries, inspecting identified discrepancies, assigning a priority classification and generating work orders. Work orders establish job type, assign personnel responsible for the task and record target start and completion dates. Vessel superintendents inspect repairs completed by the crew, supervise outside contractors as needed and conduct follow-up inspections. Drills and training exercises are conducted in conjunction with these inspections, which are typically more comprehensive in scope. In addition, an operations duty officer is available on a 24-hour basis to handle any operational issues. In addition, a qualified individual is prepared to respond on scene whenever required and is trained in spill control and emergency response.

The American Bureau of Shipping and the U.S. Coast Guard establish drydocking schedules. Prior to sending a vessel to a shipyard, we develop comprehensive work lists to ensure all required work is completed. Shipyard facilities bid on these work lists, and jobs are awarded based on price and time to complete. Vessels then clean to prepare for the shipyard. Once the vessel is gas-free, a certified marine chemist issues paperwork certifying that no dangerous vapors are present. The vessel proceeds to the shipyard where the vessel superintendent and certain crew members assist in performing the required work. The drydock period is considered complete when all work has been tested to the satisfaction of American Bureau of Shipping or U.S. Coast Guard inspectors or both and us.

Safety

General

OSGM is responsible for managing our health and safety programs. OSGM is committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Its primary goal is to minimize the number of safety and health related accidents involving our vessels and considerable effort is devoted to avoiding personal injuries and reducing occupational health hazards and preventing accidents that may cause damage to our personnel, equipment or the environment. OSGM is committed to reducing harmful emissions from our vessels and to the safe management of waste generated by cargo residues and tank cleaning.

OSGM’s policy is to follow all applicable laws and regulations and actively participate with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. OSGM identifies areas that may require special training, including new initiatives that are evolving within the industry. Its Marine Personnel department is responsible for all training, whether conducted in-house or at an independent training facility.

Vessel Characteristics

All of our vessels are subject to U.S. Coast Guard inspection and classification by the ABS. In addition, air quality regulations require our vessels to be fitted to prevent the release of any cargo fumes or vapors into the atmosphere. Each of our product carriers and barges that transports refined petroleum products has been outfitted with a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading. Our product carriers and barges have alarms that indicate when the tank is full (98% of capacity) in order to alert the operator of the risk of overfilling one or more tanks.

Safety Management Systems

OSGM has developed and implemented a Safety Management System (“SMS”) for our entire fleet that is ISO 9001:2000 and ISO 14001:2004 certified. It incorporates the requirements of the International Safety Management (“ISM”) system and the American Waterways Operators Responsible Carrier Program. The SMS is designed to be a framework for continuously improving our operational and safety performance by incorporating industry best practices in the areas of management and administration and equipment and inspection. The program is designed to complement and expand on existing governmental regulations requiring, in many instances, that our safety and training standards exceed those required by federal law or regulation.

All of our vessels are currently certified under the standards of the ISM system. The ISM standards were promulgated by the International Maritime Organization (“IMO”) several years ago and have been adopted through treaty by many IMO member countries, including the United States.

Major Oil Company Vetting Process

Shipping, especially the carriage of crude oil and refined petroleum product carriers and barges operating in the Jones Act trade, has been, and will remain heavily regulated by the federal government, the IMO and classification societies such as the American Bureau of Shipping. Furthermore, concerns for the environment and public image have led the major oil companies to develop and implement a strict due diligence process when selecting their commercial shipping partners to ensure risk exposure is managed using pre-defined acceptance criteria. The vetting process has therefore evolved into a sophisticated and comprehensive assessment of both the vessel and the vessel operator.

While numerous factors are considered and evaluated prior to a commercial decision, major oil companies through their association, Oil Companies International Marine Forum (“OCIMF”), have developed and implemented two basic tools: a Ship Inspection Report Program (“SIRE”) and the Tanker Management Self Assessment (“TMSA”) Program.

The SIRE ship inspection process is based upon a thorough vessel inspection performed by accredited OCIMF inspectors, resulting in a report being generated and available for viewing by all OCIMF members. The report is an important element of the ship evaluation undertaken by any major oil company when a commercial need exists.

The TMSA Program, a recent addition to the risk assessment tools used by major oil companies, is composed of a set of key performance indicators against which a tanker management company must self assess their compliance and submit the results to the major oil companies for their evaluation. The tanker management company is expected to develop a comprehensive plan for full compliance with both the key performance indicators and the best practices identified in the TMSA Program. Major oil companies will then use the submitted results as a baseline when performing management audits to determine if the tanker management company is in fact operating in accordance with expectations.

Based upon commercial needs, there are three levels of assessment used by the major oil companies: (1) terminal use, which will clear a vessel to call at one of the major oil company’s terminals; (2) voyage charter, which will clear the vessel for a single voyage; and (3) term charter, which will clear the vessel for use for an extended period of time. The depth, complexity and difficulty of each of these levels of assessment vary.

While for the terminal use and voyage charter relationships a ship inspection and the operator’s TMSA will be sufficient for the major oil company’s assessment, a term charter relationship might also require a thorough office audit. The major oil company will then review SIRE reports and TMSA submissions, as well as the vessel’s status with the U.S. Coast Guard and the American Bureau of Shipping.

OSG and OSGM have undergone and successfully completed numerous audits by major international oil companies in the past and we are well positioned to be a carrier of choice in the Jones Act trade.

Classification, Inspection and Certification

In accordance with standard industry practice, all of our vessels have been certified as being “in-class” by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with structural standards and certain applicable safety regulations. Most insurance underwriters require an “in-class” certification by a classification society before they will extend coverage to a vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Inspections are conducted on our vessels by a surveyor of the classification society in three types of surveys of varying frequency and thoroughness: (1) annual surveys, (2) an intermediate survey every two to three years, and (3) a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked or have an underwater survey every 24 to 36 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with federal safety and security regulations. All of our cargo carrying vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

Our vessels and shoreside operations are also inspected and audited periodically by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in their normal trade. We believe that the high quality of our vessels, our crews and our shoreside staff are advantages when competing against other vessel operators.

Insurance and Risk Management

We believe that OSGM has arranged for adequate insurance coverage to protect against the accident-related risks involved in the conduct of our business and risks of liability for environmental damage and pollution, consistent with industry practice. We cannot assure you, however, that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding, engine breakdown and other casualties up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks. Our commercial loss-of-hire insurance policy covers us for loss of revenue during extended vessel off-hire periods due to casualties covered by our hull and machinery coverage. We believe that this type of coverage reduces our exposure to large drops in revenue due to catastrophic events.

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, past asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by the UK Club and GARD, each of which is a member of the International Group of P&I Clubs. The protection and indemnity mutual assurance associations that comprise the International Group of P&I Clubs insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $5.45 billion per non-pollution incident. As a member of the UK Club and GARD, we are subject to periodic assessments payable to the associations based on our claims record, as well as the claims record of all other members of the individual associations and members of the UK Club and GARD.

Regulation

Our operations are subject to significant international, federal, state and local regulation, the principal provisions of which are described below.

Environmental

General.   Government environmental regulation significantly affects the ownership and operation of our vessels. Our vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials. We have incurred, and will continue to incur, substantial costs to meet environmental requirements. Although we believe that we are in substantial compliance with applicable safety and health and environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements or the impact of these requirements on the resale value or useful lives of our vessels. The recent trend in environmental legislation is toward more stringent requirements and we believe this trend will continue. In addition, a future serious marine incident occurring in U.S. or international waters that results in significant oil pollution or otherwise causes significant environmental impact could result in additional legislation or regulation.

Various governmental and quasi-governmental agencies require us to obtain permits, licenses and certificates for the operation of our vessels. While we believe that we have all permits, licenses and certificates necessary for the conduct of our operations, frequently changing and increasingly stringent requirements, future non-compliance or failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend operation of one or more of our vessels.

We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our crews, officers and shoreside staff, care for the environment and compliance with U.S. regulations. Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard or other port authorities), classification societies and charterers, particularly terminal operators and oil companies.

We manage our exposure to losses from potential discharges of pollutants through the use of well maintained, managed and equipped vessels, a comprehensive safety and environmental program, including a maritime compliance program, and our insurance program. Moreover, we believe we will be able to accommodate reasonably foreseeable environmental regulatory changes. However, the risks of substantial costs, liabilities and penalties are inherent in marine operations, including potential criminal prosecution and civil penalties for discharge of pollutants. As a result, there can be no assurance that any new regulations or requirements or any discharge of pollutants by us will not have a material adverse effect on us.

The Oil Pollution Act of 1990.  The Oil Pollution Act of 1990 (“OPA 90”) established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for vessels operating in U.S. waters. In general, all newly-built or converted vessels carrying crude oil and petroleum-based products in U.S. waters must be built with double hulls. Existing single-hulled, double-sided or double-bottomed vessels must be phased out of service by 2015 based on their tonnage and age. Our double-hull ATBs were successfully rebuilt to comply with OPA 90 using OSG’s patented double-hulling process. The majority of our current fleet is double-hulled in terms of barrel-carrying capacity. Our four non-double hull product carriers are due to be phased out under OPA 90 according to the following schedule:

Vessel Name	OPA 90 Retrofit/Phase-Out Date
Overseas Philadelphia	May 2012
Overseas Galena Bay	October 2012
Overseas Puget Sound	May 2013
Overseas New Orleans	June 2013

Our bareboat charters for Overseas New Orleans and Overseas Philadelphia expire in October 2011 and November 2011, respectively, at which time we plan to return these product carriers to their owner because they are poor candidates for retrofitting due to their size and single-hull configuration. While the remaining two vessels, Overseas Puget Sound and Overseas Galena Bay, are better candidates for retrofitting because they are larger and have double-bottoms, we have not decided whether to double-hull these vessels. We will base our final decision on the cost of shipyard work for retrofitting these vessels, market conditions, charter rates, the availability and cost of financing and other customary factors governing investment decisions.

Under OPA 90, owners or operators of vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with these plans. These vessel response plans must, among other things:

•                  address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

•                  describe crew training and drills; and

•                  identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.

Our vessel response plans have been accepted by the U.S. Coast Guard and all of our vessel crew members and spill management team personnel have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our vessels are in substantial compliance with OPA 90.

Environmental Spill and Release Liability.  OPA 90 and various state laws have substantially increased the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of petroleum and the resulting damages, both as to the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills from vessels, OPA 90 and other environmental laws may impose criminal liability on personnel and the corporate entity.

OPA 90 previously limited the liability of each responsible party for a product carrier or barge that is over 3,000 gross tons to the greater of $1,200 per gross ton or $10 million per discharge. However, amendments to OPA 90 signed into law on July 11, 2006 increased these limits on the liability of responsible parties to the greater of $1,900 per gross ton or $16 million per double-hull product carrier or barge that is over 3,000 gross tons. This limit does not apply where the spill is caused by gross negligence or willful misconduct of, or a violation of an applicable federal safety, construction or operating regulation by, a responsible party or its agent or employee or a person acting pursuant to a contractual relationship with the responsible party. The right to limitation will also be lost if the responsible party fails to report an oil spill, fails to cooperate with governmental authorities in spill removal efforts or fails to comply with a governmental spill removal order.

In addition to removal costs, OPA 90 provides for recovery of damages, including:

•                  natural resource damages and related assessment costs;

•                  real and personal property damages;

•                  net loss of taxes, royalties, rents, fees and other lost revenues;

•                  net cost of public services necessitated by a spill response, such as protection from fire, safety or health hazards;

•                  loss of profits or impairment of earning capacity due to the injury, destruction or loss of real property, personal property and natural resources; and

•                  loss of subsistence use of natural resources.

OPA 90 imposes financial responsibility requirements for petroleum product carriers and barges operating in U.S. waters and requires owners and operators of such vessels to establish and maintain with the U.S. Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities, as discussed below. Under the regulations, we may satisfy these requirements through evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We have received certificates of financial responsibility from the U.S. Coast Guard for all of our vessels subject to this requirement.

OPA 90 expressly provides that individual states are entitled to enforce their own pollution liability laws, even if imposing greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have schemes similar to OPA 90 for limiting liability to various amounts, while some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. We believe that the liability provisions of OPA 90 and similar state laws have greatly expanded potential liability in the event of an oil spill, even when the vessel owner or operator is not at fault. Some states have also established their own requirements for financial responsibility.

We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances (other than petroleum), whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per discharge unless attributable to willful misconduct or neglect, a violation of applicable standards or rules or upon failure to provide reasonable cooperation and assistance, in which case liability is unlimited. CERCLA liability for releases from facilities other than vessels is generally unlimited.

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard has enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA, which combined limit for vessels was increased from $1,500 per gross ton to $2,200 per gross ton effective October 9, 2006, when the increased liability limits under OPA 90 went into effect. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty, or an alternative method subject to approval by the Director of the U.S. Coast Guard.  In addition, OPA 90 and CERCLA each preserve the right to recover damages under other existing laws, including maritime tort law.

Water Discharges.  The federal Water Pollution Control Act, also referred to as the Clean Water Act, prohibits the discharge of pollutants, including oil or hazardous substances, in U.S. navigable waters without a permit and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages relating to such discharges and complements the remedies available under the more recent OPA 90 and CERCLA, discussed above. The Environmental Protection Agency (“EPA”) historically exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in the EPA’s regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008 and directing the EPA to develop a system for regulating all vessel discharges by that date. The EPA has appealed this decision. However, if the exemption is ultimately repealed, we would be subject to Clean Water Act permit requirements that could include ballast water treatment obligations, which would increase the cost of our operations. For example, this could require the installation of costly equipment on our vessels to treat ballast water before it is discharged, or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost.

Solid Waste.  Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the Clean Water Act and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

Air Emissions.  The federal Clean Air Act of 1970 (“CAA”) as amended, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of our product carriers and barges operating in the transport of clean oil has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999 the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines if the industry does not take steps to introduce new pollution control technologies. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may require us to incur material capital expenditures.

Lightering activities in Delaware are subject to Title V of the CAA. We are the only marine operator with a Title V permit to engage in lightering operations in Delaware. The State of Delaware is in non-compliance with EPA requirements for volatile organic compounds (“VOC”) and we are the State of Delaware’s largest single source of VOCs. The Delaware Department of Natural Resources and Environment Control (“DNREC”) is currently engaged in rulemaking to address emissions of VOCs from lightering operations and OSGM is working closely with DNREC to craft regulations that reduce emissions. In cooperation with DNREC, we have engaged in a pilot project involving vapor balancing between our product carrier Overseas Integrity and a “ship to be lightered.” In addition, we continue to evaluate other vapor reduction techniques and OSG has incorporated vapor reduction technologies in the design of three new ATBs that we have the option to purchase.

The CAA also requires states to draft State Implementation Plans (“SIP”) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. As stated above, our vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

In addition, in September 1997 the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships. Annex VI was ratified in May 2004 and became effective in May 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from vessel exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. We believe that all of our vessels are currently compliant in all material respects with these requirements. Annex VI also includes a global cap on the sulphur content of fuel oil and allows for special areas to be established with more stringent controls on sulphur emissions.

Coastwise Laws

The majority of our operations are conducted in the U.S. domestic trade and governed by the coastwise laws of the United States, which we refer to as the Jones Act. The Jones Act restricts marine transportation between points in the United States to vessels built in and documented under the laws of the United States (“U.S. flag”) and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

•                  it is organized under the laws of the United States or of a state;

•                  its chief executive officer, by whatever title, its chairman of its board of directors and all persons authorized to act in the absence or disability of such persons are U.S. citizens;

•                  no more than a minority of the number of its directors (or equivalent persons) necessary to constitute a quorum are non-U.S. citizens;

•                  at least 75% of the stock or equity interest and voting power in the entity is beneficially owned by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens; and

•                  in the case of a limited partnership, the general partner meets U.S. citizenship requirements for U.S. coastwise trade.

Because we could lose our privilege of operating our vessels in the Jones Act trade if non-U.S. citizens were to own or control in excess of 25% of our outstanding partnership interests, our partnership agreement restricts foreign ownership and control of our partnership interests to not more than a fixed percentage (currently 15%), which is ten percentage points less than the percentage that would prevent us from being a U.S. citizen for purposes of the Jones Act.

There have been repeated efforts to repeal or significantly change the Jones Act. In addition, the U.S. government recently granted limited short-term waivers to the Jones Act following Hurricanes Katrina and Rita, which allowed foreign vessels to operate in the Jones Act trade. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws.

Other

Our vessels are subject to the jurisdiction of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as subject to rules of private industry organizations such as the American Bureau of Shipping. These agencies and organizations establish safety standards and are authorized to investigate vessels and accidents and to recommend improved maritime safety standards. Moreover, to ensure compliance with applicable safety regulations, the U.S. Coast Guard is authorized to inspect vessels at will.

Workplace Injury Liability

The Supreme Court has ruled that application of state workers’ compensation statutes to maritime workers is unconstitutional. Injuries to maritime workers are therefore covered by the Jones Act, a separate statute that regulates the U.S. coastwise trade. The Jones Act permits seamen to sue their employers for job-related injuries. In addition, seamen may sue for work-related injuries under the maritime law doctrine of unseaworthiness. Because we are not generally protected by the limits imposed by state workers’ compensation statutes, we potentially have greater exposure for claims made by these employees as compared to employers whose employees are covered by state workers’ compensation laws.

Occupational Safety and Health Regulations

Our vessel operations are subject to occupational safety and health regulations issued by the U.S. Coast Guard. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to personnel engaged in the handling of the various cargoes transported by our vessels. We believe we are currently in compliance in all material respects with such occupational safety and health requirements.

Security

In 2002, Congress passed the Maritime Transportation Security Act of 2002 (“MTS Act”) which, together with the IMO’s recent security proposals, requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act issued by the U.S. Coast Guard. The U.S. Coast Guard has performed security audits on our entire fleet and each vessel was found to be in compliance with our security plans. The U.S. Coast Guard issued security certificates for each of our vessels, including our tugboats, even though the tugboats are not required to be certified under current regulations.

Vessel Condition

Our vessels are subject to periodic inspection and survey by, and the shipyard maintenance requirements of, the U.S. Coast Guard, the American Bureau of Shipping, or both. We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject. We are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

ITEM 1A. RISK FACTORS

The following important risk factors could cause actual results to differ materially from those contained in this forward-looking statements made in this report or presented elsewhere by management from time to time.  If any of the circumstances or events described below actually arise or occur, our business, financial condition or operating results could be materially adversely affected.  In that case, we might not be able to pay distributions on our common units and the trading price of our common units could decline.

Risks Inherent in Our Business

We must make substantial capital expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution. In addition, our general partner is required to deduct estimated maintenance capital expenditures from operating surplus each quarter, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted.

We must make substantial capital expenditures to maintain the operating capacity of our fleet, which we estimate will average approximately $36 to $37 million per year over the three years ended December 31, 2010 based on the average remaining life of our existing vessels assuming that the optional vessels are acquired or deliver in accordance with the current schedule. These capital expenditures include expenditures for drydocking our vessels, modifying our vessels and acquiring new vessels to replace existing vessels as they reach the end of their useful lives. These expenditures could increase as a result of changes in:

•                  the cost of shipyard labor and materials;

•                  customer requirements to modify the vessels;

•                  increases in the size of our fleet or the cost of replacement vessels; and

•                  governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment.

These capital expenditures will reduce the amount of cash available for distribution to our unit holders. In addition, our actual maintenance capital expenditures will vary significantly from quarter to quarter based on, among other things, the number of vessels drydocked during that quarter.

Our partnership agreement requires our general partner to deduct estimated, rather than actual, maintenance capital expenditures from operating surplus each quarter to reduce fluctuations in operating surplus. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, provided that any change must be approved by our conflicts committee. In years when estimated maintenance capital expenditures are higher than actual maintenance capital expenditures, the amount of cash available for distribution to unit holders will be lower than if actual maintenance capital expenditures were deducted from operating surplus. If our general partner underestimates the appropriate level of estimated maintenance capital expenditures, we may have less cash available for distribution in future periods when actual capital expenditures exceed our previous estimates.

Capital expenditures and other costs necessary to maintain our vessels tend to increase with the age of the vessel.

Capital expenditures and other costs necessary to maintain our vessels tend to increase and become harder to estimate as a vessel becomes older. Accordingly, it is likely that the operating costs of our vessels will increase as they age. In the future, market conditions may not justify these expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives. In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional capital expenditures on these older vessels.

The capacity of our fleet will be reduced when four of our vessels are phased-out due to OPA 90. Delays or the failure in the delivery of newbuilds we have agreed to bareboat charter will result in the failure to replace this capacity and the reduction of our operating results. The cost of bringing certain of our vessels into compliance with OPA 90 will be significant and may cause us to reduce the amount of our cash distributions or prevent us from increasing the amount of our cash distributions.

OPA 90 provides for the scheduled phase-out of all single-hull product carriers and barges carrying oil in U.S. waters. This law will force the retirement of these vessels unless they are retrofitted with a double hull. Our four single-hull product carriers are due to be phased-out according to the following schedule:

Vessel Name	OPA 90 Retrofit/Phase-out Date
Overseas Philadelphia	May 2012
Overseas Galena Bay	October 2012
Overseas Puget Sound	May 2013
Overseas New Orleans	June 2013

The bareboat charters for Overseas Philadelphia and Overseas New Orleans expire in October 2011 and November 2011, respectively, at which time we plan to return these product carriers to their owner as they are poor candidates for retrofitting due to their size. Overseas Galena Bay and Overseas Puget Sound are better candidates for retrofitting because they are larger, but we have not yet decided whether we will double-hull these vessels. We will base our final decision on the cost of shipyard work for retrofitting these vessels, market conditions, charter rates, the availability and cost of financing and other customary factors governing investment decisions. If it is not economical for us to retrofit these vessels, it will be necessary for us to take them out of service transporting petroleum-based products.

Although we have agreed to bareboat charter newbuild product carriers from subsidiaries of Aker American Shipping, Inc. (“Aker”), which could replace the four product carriers that may be retired due to OPA 90, there is no assurance that Aker will complete the construction of these vessels. In the event that Aker does not deliver any or all of these vessels, the capacity of our fleet will be reduced, which will adversely affect our operating results and the amount of cash available for distribution.

In order to bring our only single-hulled ATB (OSG 243) into compliance with OPA 90, it must be retrofitted with a double hull. We estimate that the cost will be approximately $30 million, of which approximately $4 million remains to be spent. If we decide to retrofit Overseas Galena Bay and Overseas Puget Sound, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our operating surplus and our cash available for distribution.

We intend to finance the purchase of the newbuild ATBs for which we have options to purchase from OSG with a combination of debt and equity securities. Depending on how we finance the acquisition of these ATBs, our ability to make cash distributions may be diminished or our unitholders could suffer dilution of their holdings. In addition, if we expand the size of our fleet, we generally will be required to make significant installment payments for newbuild vessels prior to their delivery and generation of revenue.

We intend to make substantial capital expenditures to increase the size of our fleet. We have options to purchase from OSG up to six newbuild ATBs to be constructed by Bender Shipbuilding & Repair Co., Inc. (“Bender”). The total delivered cost of a newbuild 347,000 barrel/12,000 horsepower ATB is approximately $100 million and the total delivered cost of a newbuild 290,000 barrel/12,000 horsepower ATB is approximately $95 million. The actual purchase price to be paid upon the exercise of these options will be subject to negotiation with OSG and the approval of our conflicts committee.

OSG is currently incurring all costs for the construction and delivery of the six newbuild ATBs. Upon exercise of any of our six options, we could finance the purchase in whole or in part by issuing additional common units, which would dilute your ownership interest in us. We could also use cash from operations, incur borrowings or issue debt securities to fund these capital expenditures. Use of cash from operations will reduce cash available for distributions. Our ability to obtain bank financing or issue debt securities may be limited by our financial condition at the time of any such financing and adverse market conditions resulting from, among other things, general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining necessary funds, the terms of such financing could limit our ability to pay cash distributions. In addition, incurring additional debt may significantly increase our interest expense, which could have a material adverse effect on our ability to make cash distributions.

If we purchase additional newbuilds, it is likely that we will be required to make installment payments prior to their delivery. We typically must pay approximately 5% of the purchase price of a vessel upon signing the purchase contract, even though delivery of the completed vessel will not occur until much later (approximately two and a half years for current orders). If we finance these acquisition costs by issuing debt or equity securities, we will increase the aggregate amount of interest (in the case of debt) or cash required to pay the minimum quarterly distributions (in the case of units) we must make prior to generating cash from the newbuilds.

Our failure to obtain the funds for necessary future capital expenditures would limit our ability to continue to operate some of our vessels or construct or purchase new vessels.

Our ability to acquire additional newbuild product carriers may be limited.

While we have a commercial relationship with Aker and its affiliate, Aker Philadelphia Shipyard, Inc. (“APSI”) through our bareboat charter of newbuild product carriers from Aker, no assurance can be given that we or OSG will continue such relationship with Aker or APSI. If the relationship with Aker ends, our ability to acquire additional Jones Act compliant newbuild product carriers (other than the newbuild product carriers that have been agreed to be transferred to us and those that we have the option to acquire) on commercially attractive terms may be adversely affected because there is a limited number of U.S. shipyards that are capable of constructing product carriers. Such a result could have an adverse effect on our ability to grow our business.

OSG’s ability to obtain business from the Military Sealift Command (“MSC”) or other U.S. government agencies may be adversely affected by a determination by the MSC that OSG is not presently responsible for a single contract.

OSG Product Tankers, LLC (“Product Tankers”), our wholly owned indirect subsidiary, participated in a Request for Proposals issued by the MSC, an agency of the United States Department of the Navy, to time charter to the MSC two Jones Act compliant product carriers.  On July 6, 2007, the MSC advised Product Tankers that the MSC could not find Product Tankers presently “responsible” under the Federal Acquisition Regulation and, therefore, ineligible to time charter the vessels to the MSC.  The MSC based its decision on the December 2006 guilty plea by OSG to violations related to the handling of bilge water and oily mixtures from the engine rooms on certain of its international flag vessels.  The MSC reached this decision notwithstanding an earlier decision by the United States Maritime Administration of the Department of Transportation (“Mar Ad”) on June 25, 2007 not to suspend or debar OSG from business with the U.S. government.  The federal agencies, including the United States Department of Navy, had agreed that Mar Ad would serve as the lead agency in any administrative action regarding discretionary suspension or debarment of OSG from federal contracts under the Federal Acquisition Regulation.  On July 25, 2007, Product Tankers filed a protest of the MSC’s decision in the United States Court of Federal Claims, asserting that the MSC decision was arbitrary, capricious, and unsupported by the administrative record.

No assurance can be given that the MSC decision will be overturned by the United States Court of Federal Claims.  Although the MSC decision specifically addresses only the single contract, if the decision is not overturned, it may have an adverse effect on our ability to obtain business from the U.S. government because of our affiliation with OSG.  For 2007, neither we nor OSG did any business with the MSC and, accordingly, did not generate any shipping revenues from the MSC.  Historically, OSG has not sought to generate significant revenues from conducting business with the MSC or other agencies and departments within the U.S. government, nor does OSG intend to in the future.  The only business we currently conduct with the U.S. government is the participation by two of our vessels in the Maritime Security Program (“MSP”), which is intended to support the operation of up to 60 U.S. flag vessels in the foreign commerce of the United States to make available a fleet of privately owned vessels to the Department of Defense during times of war or national emergency.  Payments are made under the MSP to vessel operators, including OSG, to help offset the high cost of employing a U.S. crew.  Mar Ad, the agency which decided not to suspend or debar OSG, administers the MSP.  To date, the MSC decision has not had an adverse effect on OSG’s ability to obtain business from commercial customers.

American Shipping Corporation (“Aker”) has informed OSG that as a result of OSG’s order of three articulated tug barges (“ATBs”) from Bender Shipbuilding & Repair Co., Inc. (“Bender”), Aker is exercising a right it claims to have under its agreement with OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Aker.

Aker and OSG are parties to an agreement containing two provisions.  In one of the provisions, if during the period ending in September 2015, OSG or any of its affiliates purchases, charters or contracts for a U.S. flag product carrier or ocean-going tank barge from a shipyard other than Aker Philadelphia Shipyard, Inc. (“APSI”), then, at Aker’s option, the charter terms of all the bareboat charters from subsidiaries of Aker may be extended for five additional years at the prevailing rate from the date of contract signing with the supplier of the relevant product carrier or tank barge.  In the second provision which OSG maintains is separate and independent, if APSI contracts to build a new U.S. flag product carrier or ocean-going tank barge for any party other than OSG or its affiliates, then, at OSG’s option, the initial term of all the bareboat charters from subsidiaries of Aker may be reduced to three years from the effective date of such bareboat charters and all option periods may be reduced to the lesser of one year or the remaining option period at the time, and all later option periods may be reduced to twelve months exercisable with 12 months’ prior notice.

In February 2007, Aker and OSG entered into an agreement (the “Amendment Agreement”) in which they, among other things, agreed to use their best efforts to negotiate in good faith for six product carriers and agree upon the documentation of the amendment of, among other things, the foregoing agreement to provide that the provisions summarized above do not apply to ocean-going tank barges, such as ATBs, with Aker being given an opportunity to participate in the competitive bidding in connection with any such order placed by OSG for an ocean-going tank barge.  After the Amendment Agreement was signed, OSG informed APSI that it desired to contract for three ocean-going tank barges and offered APSI the opportunity to participate in a competitive bidding process for the tank barges.  APSI declined the opportunity to bid, following which OSG ordered three ATBs from Bender.  Subsequently, the Amendment Agreement expired on August 31, 2007 without Aker and OSG otherwise documenting their agreement on the matters provided in the Amendment Agreement.

On October 25, 2007, Aker informed OSG that Aker was exercising its alleged right to extend the bareboat charters for an additional five year period as a result of OSG’s order of the three ATBs from Bender.  Aker also claims that OSG has lost its rights in the separate and independent provision to reduce the bareboat charter terms of the vessels to three years if APSI contracts to build product carriers or ocean-going tank barges for third parties.

OSG disputes Aker’s claim because, among other reasons, OSG believes that Aker waived, contracted away, and is otherwise estopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Aker violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008, Aker sent OSG a notice demanding arbitration of Aker’s claims against OSG.  OSG denies Aker’s claims in the arbitration.  The parties to the arbitration are now in the process of scheduling the discovery and other events in the arbitration leading to a hearing on the merits.  A five-year extension of the initial term of the bareboat charters would lengthen the period OSG is required to charter these vessels.  If OSG would not have exercised its option to charter each vessel for the five year extension period, this mandatory extension could have an adverse effect on OSG, the quantification of such adverse effect being dependent upon market conditions during such five year period.  No assurance can be given that OSG’s positions with respect to Aker’s claims will be upheld in arbitration.

Our debt levels may limit our flexibility to obtain additional financing and to pursue other business opportunities.

Our level of debt could have important consequences for us, including the following:

•                  our ability to obtain additional financing, if necessary, for capital expenditures, acquisitions or other purposes may be impaired or may not be available on favorable terms;

•                  we will need a substantial portion of our cash flow to make principal and interest payments on our debt, thereby reducing the funds that would otherwise be available for cash distributions; and

•                  our debt level may limit our flexibility in responding to changing business and economic conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will, in turn, be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Our secured term loans and our senior secured revolving credit facility will contain restrictive covenants, which may limit our business and financing activities.

The covenants in our secured term loans and our senior secured revolving credit facility and any future credit or loan agreement could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our senior secured revolving credit facility requires the consent of our lenders or limits our ability to, among other things:

•                  incur or guarantee indebtedness;

•                  charge, pledge or encumber our vessels;

•                  change the flag, class, management or ownership of our vessels;

•                  change the commercial and technical management of our vessels;

•                  sell, lease, transfer or change the beneficial ownership or control of our vessels; and

•                  subordinate our obligations thereunder to any general and administrative costs relating to the vessels.

Our ability to comply with the covenants in our secured term loans and our senior secured revolving credit facility may be affected by events beyond our control including economic, financial and industry conditions. If economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the covenants, all or a significant portion of our obligations may become immediately due and payable and our lenders’ commitment to make further loans to us may terminate. We may not have or be able to obtain sufficient funds to make these accelerated payments. For more information regarding our financing arrangements, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital.”

Decreases in U.S. refining activity, particularly in the Gulf Coast region, could adversely affect our ability to grow our fleet, revenues and profitability.

The demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region. Any decline in refining capacity on the Gulf Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly curtailed in 2005 and 2006, with repairs to hurricane-damaged Gulf Coast refineries being completed in late 2006. While the Energy Information Administration of the U.S. Department of Energy (“EIA”) has estimated that incremental capacity expansions will increase the capacity of Gulf Coast refineries by 1.6 million barrels per day by 2016, it is possible that some or all of the proposed refinery expansions may be delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products and we intend to acquire additional product carriers and barges to meet this expected increase in demand if refining capacity is not expanded or decreases from current levels, demand for our vessels could decrease, which could affect our ability to grow our fleet, revenues and profitability.

Delays in deliveries of newbuild product carriers or in the double-hulling of our remaining single-hulled ATB will affect our ability to grow and could harm our operating results.

We are scheduled to take delivery between 2008 and early 2010 of five newbuild product carriers that we have agreed to bareboat charter from Aker. We also have options to purchase from OSG up to six newbuild ATBs, which are scheduled for delivery between late 2008 and late 2010, and to acquire from OSG the right to bareboat charter from Aker up to two newbuild product carriers and up to two newbuild shuttle tankers, which are scheduled for delivery between late 2009 and early 2011. If the delivery of these vessels is delayed or canceled, the expected revenues from these vessels will be delayed or eliminated.

Delivery of any of our vessels could be delayed or canceled because of:

•                  in the case of the six ATBs that we have options to purchase, the failure by OSG to make construction payments on a timely basis or otherwise comply with its construction contracts with Bender;

•                  quality control or engineering problems;

•                  changes in governmental regulations or maritime self-regulatory organization standards;

•                  work stoppages or other labor disturbances at the shipyard;

•                  bankruptcy or other financial problems of the shipbuilder;

•                  weather interference or catastrophic event, such as a major hurricane or fire;

•                  the shipbuilder failing to deliver the vessels in accordance with our vessel specifications;

•                  our requests for changes to the original vessel specifications;

•                  shortages of or delays in the receipt of necessary construction materials, such as steel;

•                  our inability to finance the acquisition of any vessels; or

•                  our inability to obtain requisite permits or approvals.

Drydocking of our vessels may require substantial expenditures and may result in the vessels being off-hire for significant periods of time, which could affect our ability to make cash distributions.

Each of our vessels undergoes scheduled and, on occasion, unscheduled shipyard maintenance. The U.S. Coast Guard requires our vessels to be drydocked for inspection and maintenance twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage or for capital improvements. Because costs for drydocking our fleet are difficult to estimate and may be higher than we currently anticipate, we may not have sufficient available cash to pay the minimum quarterly distribution in full. In addition, vessels in drydock will not generate any income, which will reduce our revenue and cash available to make distributions on our units.

In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements. Because U.S. shipyards have limited availability for drydocking a vessel, they may not have the capacity to perform drydock maintenance on our vessels at the times required, particularly in the event of an unscheduled drydock due to accident. This may require us to have the work performed at an overseas shipyard and result in the vessel being off-hire for a longer period of time.

We have high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business has high fixed costs that continue even if our vessels are not in service. In addition, low utilization due to reduced demand or other causes or a significant decrease in charter rates could have a significant negative effect on our operating results and financial condition.

We may not be able to renew time charters when they expire or obtain new time charters.

Of our product carriers and barges currently employed under time charters or other term contracts, the time firm employment on four may expire within the next 12 months. There can be no assurance that any of our existing time charters will be renewed or renewed at favorable rates. In addition, if the time charters for five of our product carriers that we have agreed to bareboat charter from subsidiaries of Aker are not renewed or are not renewed at favorable rates and we cannot obtain new time charters at favorable rates or the market for such product carriers is otherwise unfavorable, we may decide not to extend the bareboat charters for such product carriers. In that event, we would return any such vessel and may be required to repay the balance of the DPO liability upon delivery of such vessel. Please read “Business—Bareboat Charters from Aker of Our Newbuilds—Aker’s Debt and Deferred Principal Obligation.”

An increase in the supply of Jones Act vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on our revenues and profitability.

The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. As of December 31, 2007, the Jones Act product carrier and barge order book consisted of firm orders for 35 vessels over 16,000 dwt, or 40% of the existing coastwise fleet, with options granted for an additional four product carriers. In the year 2007 to date, firm orders for an additional five product carriers and six ATBs above 16,000 dwt have been placed. No assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of newbuild vessels delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, any retrofitting of existing product carriers and barges may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. If supply increases and demand does not, the charter rates for our vessels could decline significantly.

We may be unable to make or realize expected benefits from acquisitions and implementing our growth strategy through acquisitions may harm our business, financial condition and operating results.

Our growth strategy is based upon the expansion of our fleet. Our ability to grow our fleet depends upon a number of factors, many of which we cannot control. These factors include our ability to:

•                  reach agreement with OSG on the fair value of the ATBs that we have the right to purchase or the product carriers and shuttle tankers that we have the right to bareboat charter;

•                  identify vessels or businesses for acquisition from third parties;

•                  consummate any such acquisitions;

•                  obtain required financing for acquisitions; and

•                  integrate any acquired vessels or businesses successfully with our existing operations.

Any acquisition of a vessel or business may not be profitable and may not generate returns sufficient to justify our investment. In addition, our acquisition growth strategy exposes us to risks that may harm our business, financial condition and operating results, including the risks that we may:

•                  fail to realize anticipated benefits (such as new customer relationships) or increase cash flow;

•                  decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance acquisitions;

•                  significantly increase our interest expense and indebtedness if we incur additional debt to finance acquisitions;

•                  incur or assume unanticipated liabilities, losses or costs associated with the business or vessels acquired;

•                  incur other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; or

•                  distract management from its duties and responsibilities as it devotes substantial time and attention to the integration of the acquired businesses or vessels.

We depend on OSG and its affiliates to assist us in operating and expanding our business.

Pursuant to a management agreement between us and OSG’s subsidiary, OSG Ship Management, Inc. (“OSGM”), OSGM will provide us with significant commercial and technical management services (including the commercial and technical management of our vessels, vessel maintenance, crewing, purchasing, insurance and shipyard supervision). Please read ‘‘Certain Relationships and Related Transactions—Management Agreement’’ for a description of this agreement. In addition, pursuant to an administrative services agreement between us and OSGM, OSGM will provide us with significant administrative, financial and other support services. Please read ‘‘Certain Relationships and Related Transactions—Administrative Services Agreement’’ for a description of this agreement. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance by OSGM of these services and our business will be harmed if OSGM fails to perform these services satisfactorily, cancels either of these agreements or stops providing these services. We may also contract with OSG for the construction of newbuilds for our fleet and to arrange the construction-related financing.

        Our ability to enter into new charters and expand our customer relationships will depend largely on our ability to use advantageously our relationship with OSG and its reputation and relationships in the shipping industry, including with customers, shipyards and suppliers. If OSG suffers material damage to its reputation or relationships, it may harm our ability to:

• renew existing charters upon their expiration;

• obtain new charters;

• interact successfully with shipyards during periods when the services of shipyards are in high demand;

• obtain financing on commercially acceptable terms;

• maintain satisfactory relationships with suppliers and other third parties; or

• effectively operate our vessels.

Our growth depends on our ability to compete successfully against other shipping companies to expand relationships with existing customers and obtain new customers.

        While longer-term time charters have the potential to provide income at pre-determined rates over the duration of the charters, the competition for such charters is intense and obtaining such charters generally requires a lengthy and time consuming screening and bidding process that may extend for months. In addition to the quality, age and suitability of the vessel, longer-term time charters tend to be awarded based upon a variety of factors relating to the vessel operator, including the operator’s:

•                  environmental, health and safety record;

•                  compliance with regulatory and industry standards;

•                  reputation for customer service and technical and operating expertise;

•                  shipping experience and quality of ship operations, including cost-effectiveness;

•                  ability to finance vessels at competitive rates and overall financial stability;

•                  relationships with shipyards and the ability to obtain suitable berths;

•                  construction management experience;

•                  willingness to accept operational risks pursuant to the charter; and

•                  competitiveness of the bid price.

We derive our revenues from certain major customers and the loss of any of these customers or time charters with any of them could result in a significant loss of revenues and cash flow.

During the three years ended December 31 2007, we derived revenues from certain major customers, each one representing more than 10% of revenues. In 2007, revenues from two customers aggregated 29% of total revenues. At any given time in the future, the cash reserves of our customers may be diminished or exhausted and we cannot assure you that the customers will be able to make charter payments to us. If our customers are unable to make charter payments to us, our results of operations and financial condition will be materially adversely affected. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. The loss of any of our customers or time charter with them, or a decline in payments under our charters, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay cash distributions.

A decrease in the demand for our lightering services resulting from the deepening of the Delaware River or conditions affecting the Delaware Bay refineries could adversely affect our business and results of operations.

We perform lightering services for inbound crude-oil tankers carrying crude oil up the Delaware River to refineries in the Delaware Bay. For example, shipping revenues for the Overseas Integrity constituted 7.9%, or $16.8 million, of our shipping revenues for the year ended December 31, 2007, and 8.5%, or $16.2 million, of shipping revenues for the year ended December 31, 2006. Legislation approved by Congress in 1992 authorized the Army Corps of Engineers to deepen the Delaware River between the river’s mouth and the port of Philadelphia. For various reasons, including opposition from environmental groups and funding difficulties, the dredging project has not begun. If this project is funded, the required environmental permits are obtained and the refineries dredge their private channels, it would significantly reduce our lightering business by allowing arriving crude-oil tankers to proceed up the river with larger loads. In addition, our lightering business would be adversely affected if any of the Delaware Bay refineries ceased or scaled back its operations.

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt.

All of our existing tug-barge units were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are “in-class,” meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel’s country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Although there has to date been no material difference in time charter rates earned by a vessel of a specified age and a rebuilt vessel of the same age measured from the date of rebuilding, no assurance can be given that most customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more customers differentiate between rebuilt and newbuild vessels, time charter rates for our rebuilt ATBs will likely be adversely affected.

The U.S. flag shipping industry is unpredictable, which may lead to lower charter hire rates and lower vessel values.

The nature, timing and degree of changes in U.S. flag shipping industry conditions are unpredictable and may adversely affect the values of our vessels and may result in significant fluctuations in the amount of charter hire we earn, which could result in significant fluctuations in our quarterly results. Charter rates and vessels values may fluctuate over time due to changes in the demand for U.S. flag product carriers and barges.

The factors that influence the demand for U.S. flag product carriers and barges include:

•                  the level of crude oil refining in the United States;

•                  the demand for refined petroleum products in the United States;

•                  environmental concerns and regulations;

•                  new pipeline construction and expansions;

•                  weather; and

•                  competition from alternative sources of energy.

Decreased utilization of our vessels due to bad weather could have a material adverse effect on our operating results and financial condition.

Unpredictable weather patterns tend to disrupt vessel scheduling and supplies of refined petroleum products and our vessels and their cargoes are at risk of being damaged or lost because of bad weather. In addition, adverse weather conditions can cause delays in the delivery of newbuilds and in transporting cargoes. Under our spot voyage charters, we bear the risk of delays due to weather conditions.

A decrease in the cost of importing refined petroleum products could cause demand for U.S. flag product carrier and barge capacity and charter rates to decline, which would decrease our revenues and our ability to pay cash distributions on our units.

The demand for U.S. flag product carriers and barges is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the U.S. coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels. This is due to the higher construction and operating costs of U.S. flag vessels under the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. This has made it less expensive for certain areas of the United States that are underserved by pipelines or which lack local refining capacity, such as in the Northeast, to import refined petroleum products carried aboard foreign flag vessels than to obtain them from U.S. refineries. If the cost of importing refined petroleum products decreases to the extent that it becomes less expensive to import refined petroleum products to other regions of the East Coast and the West Coast than producing such products in the United States and transporting them on U.S. flag vessels, demand for our product carriers and barges and the charter rates for them could decrease.

Our business would be adversely affected if we failed to comply with the Jones Act provisions on coastwise trade. We are subject to the Jones Act and other federal laws that restrict maritime cargo transportation between points in the United States only to vessels operating under the U.S. flag, built in the United States, at least 75% owned and operated by U.S. citizens (or owned and operated by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade and, in the case of limited partnerships, where the general partner meets U.S. citizenship requirements) and manned by U.S. crews. We are also responsible for monitoring the ownership of our common units and other partnership interests to ensure compliance with the Jones Act. If we do not comply with these restrictions, we would be prohibited from operating our vessels in the U.S. coastwise trade and, under certain circumstances, we would be deemed to have undertaken an unapproved foreign transfer resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of vessels.

Our business would be adversely affected if the Jones Act provisions on coastwise trade were modified or repealed or if changes in international trade agreements were to occur.

If the restrictions contained in the Jones Act were repealed or altered, the maritime transportation of cargo between U.S. ports could be opened to foreign-flag or foreign-built vessels. The Secretary of the Department of Homeland Security, or the

Secretary, is vested with the authority and discretion to waive the coastwise laws if the Secretary deems that such action is necessary in the interest of national defense. On two occasions during 2005, the Secretary, at the direction of the President of the United States, issued limited waivers of the Jones Act for the transportation of refined petroleum products in response to the extraordinary circumstances created by Hurricanes Katrina and Rita and their effect on Gulf Coast refineries and petroleum product pipelines. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign product carrier and barge operators, which could reduce our revenues and cash available for distribution.

During the past several years, interest groups have lobbied Congress to repeal or modify the Jones Act in order to facilitate foreign-flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. Foreign-flag vessels generally have lower construction costs and generally operate at significantly lower costs than we do in U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts will be made to modify or repeal the Jones Act. If these efforts are successful, foreign-flag vessels could be permitted to trade in the United States coastwise trade and significantly increase competition with our fleet, which could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions.

Additionally, the Jones Act restrictions on the provision of maritime cabotage services are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, the transportation of maritime cargo between U.S. ports could be opened to foreign-flag or foreign-manufactured vessels.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Increasingly stringent federal, state and local laws and regulations governing worker health and safety, insurance requirements and the manning, construction, operation and transfer of vessels significantly affect our operations. Many aspects of the marine transportation industry are subject to extensive governmental regulation by the U.S. Coast Guard, the Department of Transportation, the Department of Homeland Security, the Environmental Protection Agency, the National Transportation Safety Board, the U.S. Customs Service and the U.S. Maritime Administration, as well as regulation by private industry organizations, such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. In order to maintain compliance with environmental laws and regulations, we incur, and expect to continue to incur, substantial costs in meeting maintenance and inspection requirements, developing and implementing emergency preparedness procedures and obtaining insurance coverage or other required evidence of financial ability sufficient to address pollution incidents. Environmental requirements can also:

•                  impair the economic value of our vessels;

•                  make our vessels less desirable to potential charterers;

•                  require a reduction in cargo capacity, ship modifications or operational changes or restrictions;

•                  lead to decreases in available insurance coverage for environmental matters; and

•                  result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports.

If we fail to comply with applicable environmental laws or regulations, such non-compliance could result in substantial civil or criminal fines or penalties and other sanctions, including in certain instances, seizure or detention of our vessels.

In addition, some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability even if we are neither negligent nor at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. In addition, an oil spill or other release of hazardous substances could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws, third party personal injury or property damage claims or other civil actions. The potential for oil spills or other releases could increase as we increase the size of our fleet. Most states bordering on a navigable waterway have also enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. For more information, please read “Business—Regulation.”

We believe that regulation of the shipping industry will continue to become more stringent and more expensive for us and our competitors. In addition, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional legislation or regulation. Future environmental requirements may be adopted that could limit our ability to operate or require us to incur substantial additional costs.

Marine transportation is inherently risky and an incident involving significant loss of environmental contamination by any of our vessels could harm our reputation and business.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•                  marine disasters;

•                  bad weather;

•                  mechanical failures;

•                  grounding, fire, explosions and collisions;

•                  human error; and

•                  war and terrorism.

An accident involving any of our vessels could result in any of the following:

•                  death or injury to persons, loss of property or environmental damage;

•                  delays in the delivery of cargo;

•                  loss of revenues from or termination of charter contracts;

•                  governmental fines, penalties or restrictions on conducting business;

•                  higher insurance rates; and

•                  damage to our reputation and customer relationships.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

The operation of vessels that carry crude oil or refined petroleum products is inherently risky. Although we carry insurance to protect against most of the accident-related risks involved in the conduct of our business, risks may arise for which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage and have a material adverse effect on our operations. Any particular claim may not be paid by our insurance and any claims covered by insurance would be subject to deductibles, the aggregate amount of which could be material. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to obtain a replacement ship in a timely manner in the event of a loss.

In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution and new regulations could lead to similar increases, or even make this type of insurance unavailable. Changes in the insurance markets attributable to terrorist attacks may also make certain types of insurance more difficult to obtain. The insurance that may be available to us in the future may be significantly more expensive than our existing coverage.

Certain of our insurance coverage is maintained through mutual protection and indemnity associations and, as a member of such associations, we may be required to make additional payments over and above budgeted premiums if member claims exceed the reserves of the association. We may be subject to calls or premiums in amounts based not only on our own claim records, but also the claim records of all other members of protection and indemnity associations through which we obtain insurance coverage for tort liability. Our payment of these calls could result in significant additional expenses.

Increased competition from pipelines could result in reduced profitability.

We compete with pipelines that carry refined petroleum products. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by vessel. The construction of new pipelines to carry refined petroleum products into the markets we serve, including pipeline segments that connect with existing pipelines, the expansion of existing pipelines and the conversion of pipelines that do not currently carry refined products, could adversely affect our ability to compete in particular locations. For example, although a previous proposal to build a refined petroleum products pipeline through the

Gulf of Mexico from Mississippi to Tampa, Florida was abandoned in 2006, the construction of any such pipeline in the future could decrease demand for our product carriers and barges and cause our charter rates to decline.

An increase in the price of fuel may adversely affect our business and results of operations.

The cost of fuel for our vessels is a significant component of our voyage expenses under our voyage charters and we have recently experienced significant increases in the cost of fuel used in our operations. While we have been able to pass a portion of these increases on to our customers pursuant to the terms of our charters, there can be no assurances that we will be able to pass on any future increases in fuel prices. If fuel prices continue to increase and we are not able to pass such increases on to our customers, our business, results of operations, financial condition and ability to make cash distributions may be adversely affected.

Over time, vessel values may fluctuate substantially and, if these values are lower at a time when we are attempting to dispose of a vessel, we may incur a loss.

Vessel values for our fleet can fluctuate substantially over time due to a number of different factors, including:

•                  the prevailing and expected levels of charter rates in the Jones Act market;

•                  the age of our vessels;

•                  the capacity of U.S. pipelines;

•                  the capacity of U.S. refineries;

•                  the number of vessels in the Jones Act fleet;

•                  the efficiency of the Jones Act fleet; and

•                  the cost of retrofitting or modifying existing vessels as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards or otherwise.

Our inability to dispose of a vessel at a certain value could result in a loss on its sale. Declining vessel values could adversely affect our liquidity by limiting our ability to raise cash by arranging debt secured by our vessels or refinancing such debt. Declining vessel values could also result in a breach of loan covenants or trigger events of default under relevant financing agreements that require us to maintain certain loan-to-value ratios. In such instances, if we are unable to pledge additional collateral to offset the decline in vessel values, our lenders could accelerate our debt and foreclose on our vessels pledged as collateral for the loans.

Maritime claimants could arrest our vessels, which could interrupt our cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay whatever amount may be required to have the arrest lifted.

The U.S. government could requisition our vessels during a period of war or emergency without adequate compensation.

The U.S. government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our revenues.

Terrorist attacks, increased hostilities or war could lead to further economic instability, increased costs and disruption of our business.

Terrorist attacks may adversely affect our business, operating results, financial condition, ability to raise capital and future growth. Continuing hostilities in the Middle East may lead to additional armed conflicts or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may contribute further to economic instability and disruption of oil and petroleum production and distribution, which could in turn result in reduced demand for our services.

In addition, oil and petroleum facilities, shipyards, vessels, pipelines and oil and gas fields could be targets of future terrorist attacks. Any such attacks could lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operational costs, including insurance costs, and the inability to transport oil and petroleum to or from certain locations. Terrorist attacks, war or other events beyond our control that adversely affect the distribution, production or transportation of oil or petroleum to be shipped by us could entitle our customers to terminate the charters for our vessels, which would harm our cash flow and our business.

Terrorist attacks, or the perception that oil and petroleum facilities and carriers are potential terrorist targets, could materially and adversely affect expansion of oil and petroleum infrastructure and the continued supply of oil and petroleum to the United States and other countries. Concern that oil and petroleum facilities may be targeted for attack by terrorists has contributed to significant community and environmental resistance to the construction of a number of oil and petroleum facilities, primarily in North America. If a terrorist incident involving an oil and petroleum facility or carrier did occur, the incident may adversely affect construction of additional oil and petroleum facilities in the United States and other countries or the temporary or permanent closing of various oil and petroleum facilities currently in operation.

In addition, heightened awareness of security needs after the terrorist attacks of September 11, 2001 has caused the U.S. Coast Guard, the International Maritime Organization and the states and local ports to adopt heightened security procedures relating to ports and vessels. Complying with these procedures, as well as the implementation of security plans for our vessels required by the Maritime Transportation Security Act of 2002, have increased our costs of security.

We depend on key personnel of OSGM for the success of our business and some of those persons face conflicts in the allocation of their time to our business.

We depend on the services of our senior management team and other key personnel of OSGM. We may not be able to locate or employ on acceptable terms qualified replacements for senior management or key employees if their services were no longer available. In addition, OSGM may not be able to hire vessel personnel meeting its standards if we expand our fleet. As a result of the planned expansion of our fleet through the construction of new vessels, OSGM may also need to hire additional key technical, support and other qualified personnel to ensure that construction is completed timely and on budget. If OSGM is unsuccessful in attracting such personnel, it could have a material adverse effect on our business, results of operations and financial condition.

In addition, our senior management and many of the other key personnel of OSGM are not required to work full-time on our affairs and also work for affiliates of our general partner, including OSG. The affiliates of our general partner conduct substantial businesses and activities of their own in which we have no economic interest. As a result, these individuals may face conflicts regarding the allocation of their time between our business and OSG’s business, resulting in these employees spending less time in managing our business and affairs than they do currently.

Risks Related to Our Common Units

Following the establishment of cash reserves and payment of fees and expenses, including payments to our general partner, we may not have sufficient cash from operations to enable us to pay the minimum quarterly distribution on our common units.

Following the establishment of cash reserves and the payment of fees and expenses, including payments to our general partner, we may not have sufficient cash available each quarter to pay the minimum quarterly distribution of $0.375 per common unit. The amount of cash we can distribute on our common units principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on risks inherent in our business, including, among other things:

•                  the rates we obtain from charters for our vessels and equity income we may receive from affiliated companies;

•                  the level of our operating costs, such as the cost of crews and insurance;

•                  the level of crude oil refining activity in the United States, particularly in the Gulf Coast region;

•                  the number of unscheduled off-hire days for our vessels and the timing of, and the number of days required for, scheduled drydockings of our vessels;

•                  delays in the delivery of newbuilds and the resulting delay in receipt of revenue from those vessels;

•                  prevailing economic and political conditions; and

•                  the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of  our business.

The actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, such as:

•                  the level of capital expenditures we make for maintaining our vessels, building new vessels, acquiring existing second-hand vessels and possibly retrofitting vessels to comply with the Oil Pollution Act of 1990 (“OPA 90”);

•                  our debt service requirements and restrictions on distributions contained in our senior secured revolving credit facility and our secured term loans;

•                  interest rate fluctuations;

•                  the cost of acquisitions, if any;

•                  fluctuations in our working capital needs;

•                  our ability to make working capital or other borrowings, including borrowings to pay distributions to unitholders; and

•                  the amount of any cash reserves, including reserves for future capital expenditures and other matters, established by our general partner in its discretion.

The amount of cash we generate from our operations may differ materially from our profit or loss for the period, which will be affected by non-cash items. As a result of this and the other factors mentioned above, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.

OSG controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including OSG, have conflicts of interest with us and limited fiduciary duties, and may favor their own interests to our unitholders’ detriment.

OSG owns a 75.5% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, OSG. Furthermore, all of the officers of our general partner and four of the directors of our general partner are officers of OSG or its affiliates and, as such, they have fiduciary duties to OSG that may cause them to pursue business strategies that favor OSG or which otherwise are not in the best interests of us or our unitholders. Therefore, conflicts of interest may arise between OSG and its affiliates, including our general partner and its officers, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner and its affiliates may favor their own interests over the interests of our unitholders. These conflicts include, among others, the following:

•                  neither our partnership agreement nor any other agreement requires OSG or its affiliates (other than our general partner) to pursue a business strategy that favors us and OSG’s officers and directors have a fiduciary duty to make decisions in the best interests of the stockholders of OSG, which may be contrary to our interests;

•                  the executive officers and four of the directors of our general partner also serve as executive officers of OSG;

•                  our general partner is allowed to take into account the interests of parties other than us, such as OSG and its affiliates, in resolving conflicts of interest;

•                  OSG and its affiliates have the ability to compete with us. Please read “Certain Relationships and Related Transactions and Director Independence – Omnibus Agreement - Noncompetition”;

•                  our general partner may make a determination to receive a quantity of our Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights without the approval of the conflicts committee of our general partner or our unitholders;

•                  some officers of OSG who provide services to us also will devote significant time to the business of OSG, and will be compensated by OSG for the services rendered to it;

•                  our general partner has limited its liability and reduced its fiduciary duties under Delaware law and has also restricted the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty and, by purchasing common units, unitholders will be deemed to have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•                  our general partner determines the amount and timing of our cash reserves, asset purchases and sales, borrowings and issuances of additional partnership securities, each of which can affect the amount of cash that is available for distribution to our unitholders;

•                  our general partner determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. The determination can affect the amount of cash that is distributed to our unitholders and the ability of the subordinated units to convert to common units;

•                  in some instances, our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units owned by OSG, to make incentive distributions or to accelerate the expiration of the subordination period;

•                  our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•                  our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or from entering into additional contractual arrangements with any of these entities on our behalf;

•                  our general partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, is entitled to be indemnified by us;

•                  our general partner may exercise its limited right to call and purchase our common units if it and its affiliates own more than 80% of our common units;

•                  our general partner controls the enforcement of obligations owed to us by it and its affiliates; and

•                  our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

OSG and its affiliates may engage in competition with us. Pursuant to the omnibus agreement to be entered into between us and OSG in connection with the completion of our initial public offering, OSG and its controlled affiliates (other than us, our general partner and our subsidiaries) will agree not to engage in or acquire or invest in any business that provides marine transportation or distribution services in connection with the transportation of crude oil and refined petroleum products by water between points in the United States to which the United States coastwise laws apply, to the extent such business generates qualifying income for federal income tax purposes. The omnibus agreement, however, contains significant exceptions that may allow OSG or any of its controlled affiliates to compete with us, which could harm our business. Please read “Certain Relationships and Related Transactions—Omnibus Agreement—Noncompetition.”

We do not have 100% ownership of some of our assets and may need the consent of third parties to take certain actions, which may prevent us from operating or dealing with those assets as we deem them appropriate or necessary.

We do not have 100% ownership of some of our assets, such as the product carriers we bareboat charter from Aker and our economic interests in Alaska Tanker Company, LLC. By not having complete ownership of these and other assets, we may need to obtain prior consent of third parties to take certain commercial actions. If we are unable to obtain such consents on commercially reasonable and satisfactory terms, our ability to operate or deal with those assets may be adversely affected.

Our partnership agreement limits our general partner’s fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that reduce the fiduciary standards to which our general partner would otherwise be held by Delaware law. For example, our partnership agreement:

•                  permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, which permits our general partner to consider only the interests and factors that it desires. In such cases, it has no duty or obligation to give any consideration to any interest of, or factors affecting us, our affiliates or our unitholders. Decisions made by our general partner in its individual capacity will be made by its sole owner, OSG, and not by the board of directors of our general partner. Examples include the exercise of its right to receive Class B units in exchange for resetting the target distribution levels related to its incentive distribution rights, the exercise of its limited call right, its rights to transfer or vote the units it owns, its registration rights and its determination whether or not to consent to any merger or consolidation of the partnership or amendment of the partnership agreement;

•                  provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in “good faith,” meaning it reasonably believed that the decision was in our best interests;

•                  generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be “fair and reasonable” to us, as determined by our general partner in good faith, and that, in determining whether a transaction or resolution is “fair and reasonable,” our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

•                  provides that our general partner and its affiliates and their officers and directors will not be liable for monetary damages to us or our unitholders for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•                  provides that in resolving conflicts of interest, it will be presumed that in making its decision the general partner or its conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Cost reimbursements payable to our general partner and its affiliates, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to our unitholders.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, including a portion of the compensation of our directors and officers who are employees of OSG for the time they spend on partnership matters, which will be determined by our general partner. These expenses will include all costs incurred by our general partner and its affiliates in providing certain commercial and technical management services and administrative, financial and other support services to us and certain of our subsidiaries, including services rendered to us pursuant to the agreements described below under “Certain Relationships and Related Party Transactions—Management Agreement” and contain “Certain Relationships and Related Party Transactions—Administrative Services Agreement.” The reimbursement of expenses to our general partner and its affiliates could adversely affect our ability to pay cash distributions to our unitholders. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our general partner or its board of directors and will have no right to elect our general partner or its board of directors on an annual or any other continuing basis. The board of directors of our general partner, including the independent directors, is chosen by OSG. Furthermore, if unitholders are dissatisfied with the performance of our general partner, their ability to remove our general partner is limited. As a result of these limitations in the rights of our unitholders, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. OSG owns 75.5% of our common units and subordinated units. Therefore, unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to prevent its removal.

Also, if our general partner is removed without “cause” during the subordination period and units held by our general partner and OSG are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. The removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance targets. “Cause” is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. “Cause” does not include most cases of alleged poor management of the business, so the removal of our general partner because of the unitholders’ dissatisfaction with our general partner’s performance in managing our partnership will most likely result in the termination of the subordination period and the conversion of all subordinated units to common units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of the unitholders to influence the manner or direction of management.

The control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders, so long as the third party satisfies the citizenship requirements of the Jones Act. In addition, our partnership agreement does not restrict the ability of OSG or any subsequent member of our general partner from transferring all or a portion of its membership interests in our general partner to a third party as long as the citizenship requirements of the Jones Act are satisfied. In the event of any such transfer, the new member or members of our general partner would be in a position to replace the board of directors and officers of our general partner with their own designees and thereby influence the decisions taken by the board of directors and officers.

We may issue additional equity securities without unitholders’ approval, which would dilute the ownership interests.

 Our general partner, without the approval of our unitholders, may cause us to issue an unlimited number of additional units or other equity securities, subject to any limitations imposed by the New York Stock Exchange. The issuance by us of additional common units or other equity securities may have the following effects:

•                  our unitholders’ proportionate ownership interest in us will decrease;

•                  the amount of cash available to pay distributions on each unit may decrease;

•                  because a smaller percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•                  the ratio of taxable income to distributions may increase;

•                  the relative voting strength of each previously outstanding unit may be diminished; and

•                  the market price of the common units may decline.

OSG may sell units in the public or private markets, which may have adverse effects on the price of our common units.

OSG holds 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in us. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the first business day after September 30, 2010, and all of the subordinated units may convert into common units earlier than such date if additional tests are satisfied. OSG may, from time to time, sell all or a portion of its common units or subordinated units in the public or private markets. Sales of any of these units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.

We have granted registration rights to our general partner and its affiliates, including OSG, and their assignees. These registration rights continue for two years following any withdrawal or removal of our general partner. These unitholders have the right, subject to some conditions, to require us to file registration statements covering any of our common, subordinated or other equity securities owned by them or to include those securities in registration statements that we may file for ourselves or our unitholders. By exercising their registration rights and selling a large number of common units or other securities, these unitholders could cause the price of our common units to decline.

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets, which may affect our ability to make distributions to our unitholders.

We have a holding company structure and our operating subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than our ownership interests in our subsidiaries and our equity investments. As a result, our ability to make distributions on our common units depends on the performance of our subsidiaries and our equity investments and their ability to distribute funds to us. The ability of our subsidiaries and joint ventures to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations. If we are unable to obtain the funds necessary to make distributions on our common units, we may be required to adopt one or more alternatives, such as borrowing funds to make distributions on our common units. We cannot assure our unitholders that we would be able to borrow funds to make distributions on our common units.

Our partnership agreement currently limits the ownership of our partnership interests by individuals or entities that are not U.S. citizens. This restriction could limit the liquidity of our common units.

In order to ensure compliance with Jones Act citizenship requirements, the board of directors of our general partner has adopted a requirement that at least 85% of the interests in our partnership must be held by U.S. citizens. This requirement may have an adverse impact on the liquidity or market value of our common units because holders will be unable to sell units to non-U.S. citizens. Any purported transfer of common units in violation of these provisions will be ineffective to transfer the common units or any voting, dividend or other rights associated with them.

In establishing cash reserves, our general partner may reduce the amount of cash available for distributions to our unitholders.

Our partnership agreement requires our general partner to deduct cash reserves from our operating surplus that it determines are necessary to fund our future operating expenditures. These reserves will affect the amount of cash available for distribution to our unitholders. Our general partner may establish reserves for distributions on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters. Our partnership agreement requires our general partner each quarter to deduct from operating surplus estimated maintenance capital expenditures, as opposed to actual expenditures, which could reduce the amount of available cash for distribution. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, provided that any change must be approved by the conflicts committee. In addition, see above “Risks Inherent in Our Business—We must make substantial capital expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution. In addition, our general partner is required to deduct estimated maintenance capital expenditures from operating surplus each quarter, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted.”

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price and is not required to obtain a fairness opinion in connection with the exercise of its call right.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price as determined in accordance with our partnership agreement. Our general partner may assign this right to any of its affiliates or to us. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

OSG owns common units representing a 24.5% limited partner interest in us, together with 15,000,000 subordinated units representing an additional 49% limited partnership interest in us. At the end of the subordination period, assuming no additional issuances of common units, and conversion of our subordinated units into common units, OSG will own common units representing a 73.5% limited partner interest in us. Our general partner and its affiliates may own enough of our common units to enable our general partner to exercise its call right.

Our general partner may elect to cause us to issue Class B units and general partner units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights, without the approval of the conflicts committee of our general partner or our unitholders. This could result in lower distributions to our common unitholders.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48%) for each of the prior four consecutive quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two quarters immediately preceding the reset election (we refer to this amount as the “reset minimum quarterly distribution”) and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

In connection with resetting these target distribution levels, our general partner will be entitled to receive a number of Class B units and general partner units. The Class B units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B units to be issued will be equal to the number of units whose aggregate quarterly cash distributions equaled the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. The number of general partner units to be issued will be an amount that will maintain our general partner’s ownership interest immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued our Class B units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new Class B units and general partner units to our general partner in connection with resetting the target distribution levels related to our general partner’s incentive distribution rights.

If we make distributions out of capital surplus, as opposed to operating surplus, such distributions will constitute a return of capital and will result in a reduction in the minimum quarterly distribution and the target distribution levels.

Our partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price, which is a return of capital. The initial offering price less any distributions of capital surplus per unit is referred to as the “unrecovered capital.” Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered capital per unit, which would adversely affect the amount of distributions you would receive. Because distributions of capital surplus will reduce the minimum quarterly distribution, after any of these distributions it may be easier for our general partner to receive incentive distributions and for the subordinated units to convert into common units. However, any distribution of capital surplus before the minimum quarterly distribution is reduced to zero cannot be applied to the payment of the minimum quarterly distribution or any arrearages. We do not anticipate that we will make any distributions from capital surplus.

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, our unitholders could be held liable for our obligations to the same extent as a general partner if a court or government agency determined that:

•                  we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•                  our unitholders’ right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Our general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to our general partner. In addition, the limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some other jurisdictions in which we do business.

We can borrow money to pay distributions, which would reduce the amount of borrowing capacity available to operate our business.

Our partnership agreement will allow us to make working capital borrowings to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. Any working capital borrowings by us to make distributions will reduce the amount of working capital borrowings available for operating our business. For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital—Senior Secured Revolving Credit Facility.”

Restrictions in our debt agreements will limit our ability to pay distributions upon the occurrence of certain events.

Our senior secured revolving credit facility and our secured term loans limit our ability to pay distributions upon the occurrence of the following events, among others:

•                  failure to pay any principal, interest, fees, expenses or other amounts when due;

•                  breach or lapse of any insurance with respect to the vessels;

•                  breach of certain financial covenants;

•                  failure to observe any other agreement, security instrument, obligation or covenant beyond specified cure periods in certain cases;

•                  default under other indebtedness;

•                  bankruptcy or insolvency events;

•                  failure of any representation or warranty to be materially correct;

•                  a change of control, as defined in the applicable debt agreement; and

•                  any other event of default, as defined in the applicable debt agreement.

Any subsequent refinancing of our current debt or any new debt could have similar restrictions.

Increases in interest rates may cause the market price of our common units to decline.

An increase in interest rates may cause a corresponding decline in demand for equity investments in general and in particular for yield-based equity investments such as our common units. Any such increase in interest rates or reduction in demand for our common units resulting from other relatively more attractive investment opportunities may cause the trading price of our common units to decline.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under some circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. We may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes and not being subject to entity-level taxation by states. If the IRS was to treat us as a corporation or if we were to become subject to entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this matter.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to our unitholders would generally be taxed again as corporate distributions and no income, gains, losses, deductions or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, due to widespread state budget deficits in recent years, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income tax, franchise tax or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, in response to certain recent developments, members of Congress are considering substantive changes to the definition of qualifying income under Section 7704(d) of the Internal Revenue Code. It is possible that these efforts could result in changes to the existing U.S. tax laws that affect publicly traded partnerships, including us. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively affect the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely affected and the costs of any contest will be borne by our unitholders and our general partner.

We have not requested any ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes. The IRS may adopt positions that differ from the positions we take and it may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely affect the market for our common units and the price at which they trade. In addition, the costs of any contest with the IRS will result in a reduction in cash available for distribution to our unitholders and our general partner and thus will be borne indirectly by our unitholders and our general partner.

Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us. Our unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that result from their share of our taxable income.

The first cash distribution was paid by us in February 2008 based upon the period from November 14, 2007 to December 31, 2007. Our unitholders will, however, be required to include in income their allocable share of our income for the taxable period from completion of this offering until December 31, 2007, without regard to whether they receive corresponding cash distributions.

Tax gain or loss on the disposition of our common units could be different than expected. If our unitholders sell their common units, they will recognize gain or loss equal to the difference between the amount realized and the tax basis in those common units. Prior distributions to our unitholders in excess of the total net taxable income they were allocated for a common unit, which decreased their tax basis in that common unit, will, in effect, become taxable income to them if the common unit is sold at a price greater than their tax basis in that common unit, even if the price they receive is less than their original cost. A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to our unitholders due to potential recapture items, including depreciation recapture.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (“IRAs”) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from our unitholders sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders tax returns.

Our unitholders will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if you do not live in these jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We will initially conduct business in Florida, which does not impose an individual income tax. We may own property or conduct business in other states or foreign countries in the future. It is our unitholders responsibility to file all of your federal, state and local tax returns.

The sale or exchange of 50% or more of our capital and profits interests during any 12-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have terminated our status as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

At December 31, 2007, we owned or operated (including newbuilds) an aggregate of 24 vessels. See tables presented under Item 1. Additional information about our fleet is set forth on our website, www.osgamerica.com.

ITEM 3. LEGAL PROCEEDINGS

We are party to routine, marine related claims, lawsuits and labor arbitrations arising in the ordinary course of our business. The claims made in connection with our marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. We provide on a current basis for amounts we expect to pay.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Units, Distributions and Related Unit Holder Matters

Our common units are listed on the New York Stock Exchange under the symbol “OSP”. As of February 4, 2008 there were 15,002,250 million common units, representing an aggregate 50% limited partner interest in us, which were held by eight holders of record, representing approximately 4,000 beneficial holders.  The following table shows, for the period indicated, the high and low sales prices of our common units, as reported on the New York Stock Exchange, and the amount of cash distribution declared per common unit:

			Cash
2007	High	Low	Distribution (1)
Fourth Quarter	$19.45	$15.49	$0.1875

(1)          Distributions are shown for the quarter for which they were declared. An identical per unit cash distribution was paid on the subordinated units.

The aggregate amount of distributions declared in January 2008 for the year ended 2007 on common units, subordinated units and general partner units totaled $5.7 million.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	—	—	247,250

Total	—	—	247,250

(1) For a description of this equity compensation plan please read Note J to Item 8 - Financial Statements.

Cash Distribution Policy

Within approximately 45 days after the end of each quarter, we will distribute all of our available cash (as defined below) to unitholders of record on the applicable record date. We adjusted the minimum quarterly distribution for the period from the completion of the initial public offering through December 31, 2007 based on the actual length of that period.

We define available cash as, for each fiscal quarter, all cash on hand at the end of the quarter (including our proportionate share of cash on hand of certain subsidiaries we do not wholly own):

•                  less the amount of cash reserves (including our proportionate share of cash reserves of certain subsidiaries we do not wholly own) established by our general partner to:

•                  provide for the proper conduct of our business (including reserves for future capital expenditures and for our anticipated credit needs);

•                  comply with applicable law, any of our debt instruments or other agreements; and

•                  provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters;

•                  plus all cash on hand (including our proportionate share of cash on hand of certain subsidiaries we do not wholly own) on the date of determination of available cash for the quarter resulting from working capital borrowings made after the end of the quarter for which the determination is made. Working capital borrowings are generally borrowings that will be made under our senior secured revolving credit facility and in all cases are used solely for working capital purposes or to pay distributions to unitholders and with the intent to repay such borrowings within 12 months.

Subordination Period

General. During the subordination period, which we define below, the common units will have the right to receive distributions of available cash from operating surplus in an amount equal to the minimum quarterly distribution of $0.375 per quarter, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. Distribution arrearages do not accrue on the subordinated units. The purpose of the subordinated units is to increase the likelihood that during the subordination period there will be available cash from operating surplus for distribution to the holders of the common units.

Definition of Subordination Period.  Except as described below under “Early Termination of Subordination Period,” the subordination period will extend until the first day of any quarter, beginning after September 30, 2010, that each of the following tests are met:

•                  distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•                  the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of the minimum quarterly distributions on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•                  there are no arrearages in payment of the minimum quarterly distribution on the common units.

If the unitholders remove our general partner without cause, the subordination period may end before September 30, 2010.

Early Termination of Subordination Period. The subordination period will be automatically terminated and the subordinated units will convert into common units on a one-for-one basis if the following tests are met:

•                  distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $2.25 (150% of the annualized minimum quarterly distribution) for any four-quarter period immediately preceding the date of determination; and

•                  the adjusted operating surplus generated during any four-quarter period immediately preceding the date of determination equaled or exceeded the sum of a distribution of $2.25 per common unit (150% of the annualized minimum quarterly distribution) on all of the outstanding common and subordinated units on a fully diluted basis; and

•                  there are no arrearages in payment of the minimum quarterly distribution on the common units.

For purposes of determining whether sufficient adjusted operating surplus has been generated under these conversion tests, the conflicts committee may adjust adjusted operating surplus upwards or downwards if it determines in good faith that the estimated amount of maintenance capital expenditures used in the determination of operating surplus was materially incorrect, based on circumstances prevailing at the time of the original determination of that estimate.

Incentive Distribution Rights

Incentive distribution rights are the right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Our general partner currently holds the incentive distribution rights, but may transfer these rights separately from its general partner interest, subject to restrictions in the partnership agreement.

If for any quarter we have distributed available cash from operating surplus:

•                  to the common and subordinated unitholders in an amount equal to the minimum quarterly distribution; and

•                  on outstanding common units in an amount equal to any cumulative arrearages in payment of the minimum quarterly distribution;

then, we will distribute any additional available cash from operating surplus for that quarter between the unitholders and our general partner in the following manner:

•                  first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.43125 per unit for that quarter (the “first target distribution”);

•                  second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.46875 per unit for that quarter (the “second target distribution”);

•                  third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.56250 per unit for that quarter (the “third target distribution”); and

•                  thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

In each case, the amount of the first target distribution, the second target distribution and the third target distribution set forth above is exclusive of any distributions to common unitholders made to eliminate any cumulative arrearages in payment of the minimum quarterly distribution. The percentage interests set forth above assume that our general partner maintains its 2% general partner interest and has not transferred the incentive distribution rights and we do not issue additional classes of equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited selected financial data for the periods November 15 through December 31, 2007 and January 1 through November 14, 2007 and for the years ended December 31, 2006 and 2005, and at December 31, 2007 and 2006, are derived from the audited financial statements set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The unaudited selected financial data for the year ended December 31, 2004 and at December 31, 2005, are derived from audited financial statements not appearing in this Annual Report, which have also been audited by Ernst & Young LLP. The unaudited selected financial data for the year ended December 31, 2003 and at December 31, 2004 and 2003 are derived from unaudited financial statements not appearing in this Annual Report.

					January 1	November 15
					through	through
In thousands, except net income per	Year Ended December 31,				November 14,	December 31,
unit and operating data	2003	2004 (1)	2005	2006	2007	2007
Income Statement Data:	(unaudited)
Shipping revenues	$26,051	$31,799	$49,840	$88,852	$182,871	$31,136

Operating expenses
Voyage expenses(2)	366	366	3,055	10,592	26,670	4,666
Vessel expenses(3)	10,571	12,077	19,550	34,430	71,407	11,398
Bareboat charter expenses	—	—	—	—	10,205	3,469
Depreciation and amortization	6,303	10,811	14,553	21,592	40,765	7,001
General and administrative	1,920	3,542	4,246	7,942	18,564	2,899
Loss on charter termination	—	—	2,486	—	—	—
Total operating expenses	19,160	26,796	43,890	74,556	167,611	29,433
Income from vessel operations	6,891	5,003	5,950	14,296	15,260	1,703
Equity in income of affiliated companies	7,584	7,097	8,066	6,811	3,192	2,551
Operating income	14,475	12,100	14,016	21,107	18,452	4,254
Other income (expense)	—	2	1	9	(8)	17
Interest expense	(8,304)	(9,224)	(10,685)	(12,612)	(10,835)	(665)
Income before federal income taxes	6,171	2,878	3,332	8,504	7,609	3,606
(Provision) / credit for federal income taxes	(2,160)	(1,007)	(1,325)	(768)	(2,048)	—
Net income	$4,011	$1,871	$2,007	$7,736	$5,561	$3,606
Net income per unit (basic and diluted)						$0.12

Balance Sheet Data:
Vessels(4)	$37,071	$70,932	$132,160	$418,702	$—	$426,693
Total assets	$48,954	$85,521	$149,134	$610,957	$—	$651,112
Total debt(5)	$184,167	$219,766	$272,927	$660,929	$—	$89,465
Stockholder’s deficiency	$(157,204)	$(155,133)	$(152,026)	$(144,290)	$—	$—
Partners’ capital	$—	$—	$—	$—	$—	$540,697

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$12,379	$7,141	$19,800	$13,299	$28,715	$(402)
Investing activities	$—	$(43,012)	$(74,116)	$(345,483)	$(41,113)	$(3,643)
Financing activities	$(12,225)	$35,799	$54,261	$332,399	$12,416	$7,127

Other Financial Data:
Time charter equivalent revenue	$25,685	$31,433	$46,785	$78,260	$156,201	$26,470
EBITDA	$20,778	$22,913	$28,570	$42,708	$59,209	$11,272
Capital expenditures
Expenditures for vessels and equipment	$—	$43,012	$74,116	$4,623	$41,113	$3,643
Expenditures for drydocking	$—	$2,739	$115	$5,835	$16,874	$533
Operating Data:
Total capacity days	730	1,232	1,662	2,501	5,508	892
Revenue days	729	1,193	1,639	2,368	4,748	771
Drydock days	—	37	4	108	659	93
Repair days	1	2	19	25	84	16

(1)       Only the statements of operations, changes in stockholder’s deficiency and cash flows have been audited in respect of the year ended December 31, 2004. The balance sheet for the year ended December 31, 2004 is unaudited.

(2)       Voyage expenses are all expenses unique to a particular voyage, including commissions, port charges, cargo handling operations, canal dues and fuel.

(3)       Vessel expenses consist of all expenses related to the operation of the vessels, including crewing, repairs and maintenance, insurance, stores, spares, lubricants and miscellaneous expenses.

(4)       Vessels consist of (a) vessels, at cost, less accumulated depreciation, (b) vessels under capital leases, at cost, less accumulated depreciation, and (c) construction in progress.

(5)       Total debt includes long-term debt, capital lease obligations and advances from affiliates.

Non-U.S. GAAP Financial Measures

Consistent with general practice in the shipping industry, we use time charter equivalent (“TCE”) revenues, which represent shipping revenues less voyage expenses, as a measure to compare revenues generated from voyage charters to revenues generated from time charters. TCE revenues, a non-U.S. GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable U.S. GAAP measure, because it assists our management in making decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

The following table reconciles TCE revenues to shipping revenues.

	Year Ended December 31,				January 1 - November 14,	November 15- December 31,
In thousands	2003	2004	2005	2006	2007	2007
	(unaudited)
TCE revenues	$25,685	$31,433	$46,785	$78,260	$156,201	$26,470
Voyage expenses	366	366	3,055	10,592	26,670	4,666
Shipping revenues	$26,051	$31,799	$49,840	$88,852	$182,871	$31,136

EBITDA represents net income plus interest expense, provision for income taxes, and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods.

EBITDA assists our management and investors by increasing the comparability of our fundamental performance from period to period and against the fundamental performance of other companies in our industry that provide EBITDA information. For a more detailed discussion of our use of EBITDA please read Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBITDA.

EBITDA should not be considered a substitute for net income or cash flow from operating activities and other operations or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similar titled captions of other companies due to differences in methods of calculation.

The following table reconciles net income to EBITDA.

	Year Ended December 31,				January 1 - November 14,	November 15- December 31,
In thousands	2003	2004	2005	2006	2007	2007
	(unaudited)
Net income	$4,011	$1,871	$2,007	$7,736	$5,561	$3,606
Provision for federal income taxes	2,160	1,007	1,325	768	2,048	—
Interest expense	8,304	9,224	10,685	12,612	10,835	665
Depreciation and amortization	6,303	10,811	14,553	21,592	40,765	7,001
EBITDA	$20,778	$22,913	$28,570	$42,708	$59,209	$11,272

The following table reconciles net cash provided by operating activities to EBITDA.

	Year Ended December 31,				January 1 - November 14,	November 15- December 31,
In thousands	2003	2004	2005	2006	2007	2007
	(unaudited)
Net cash provided by operating activities	$12,379	$7,141	$19,800	$13,299	$28,715	$(402)
Payments for drydocking	—	2,739	115	5,835	16,874	533
Interest expense	8,304	9,224	10,685	12,612	10,835	665
Undistributed earnings from affiliated companies	(376)	(405)	838	(1,021)	(3,618)	2,551
Changes in operating assets and liabilities (except for taxes)	113	844	(5,219)	6,732	3,406	8,050
Federal income taxes	484	4,066	2,040	4,924	3,325	—
Other	(126)	(696)	311	327	(328)	(125)
EBITDA	$20,778	$22,913	$28,570	$42,708	$59,209	$11,272

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical consolidated financial condition and results of operations of OSG America L.P. and, prior to our November 15, 2007 initial public offering, of our predecessor company, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. We were recently formed by Overseas Shipholding Group, Inc., a market leader in providing global energy transportation services. We plan to use the expertise, customer base and reputation of OSG to expand its marine transportation service.

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels. OSG also contributed to us a 37.5% ownership interest in Alaska Tanker Company, LLC, a joint venture that transports crude oil from Alaska to the continental United States and which employs a fleet of five crude-oil tankers. OSG owns a 75.5% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Sixteen of the eighteen vessels in our operating fleet at December 31, 2007 are operated in the U.S.

coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

Demand for our services is driven primarily by demand for refined petroleum products in the areas in which we operate. We generate revenue by charging customers for the transportation and distribution of their products utilizing our tank vessels and tugboats. These services are generally provided under the following four basic types of contractual relationships:

•                  time charters, which are contracts to charter a vessel for a fixed period of time, generally one year or more, at a set daily rate;

•                  contracts of affreightment, which are contracts to provide transportation services for products over a specific trade route, with no designation of the specific vessel to be used, generally for one or more years, at a negotiated per barrel rate;

•                  voyage charters, which are charters for a single round-trip, that are based on the current market rate; and

•                  bareboat charters, which are longer-term agreements that allow a customer to operate one of our vessels and utilize its own operating staff without taking ownership of the vessel.

In addition, a variation of a voyage charter is known as a “consecutive voyage charter.” Under this arrangement, consecutive voyages are performed for a specified period of time.

The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Voyage Charter(1)	Bareboat Charter
Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses(2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses(2)	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

(1)             Under a consecutive voyage charter, the customer does not pay for idle time.

(2)             See “Definitions” below.

For contracts of affreightment and voyage charters, revenue is recognized based upon the relative transit time in each period. Although contracts of affreightment and certain contracts for voyage charters may be effective for a period in excess of one year, revenue is recognized over the transit time of individual voyages, which are generally less than ten days in duration. For time charters and bareboat charters, revenue is recognized ratably over the contract period.

One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include commissions, fuel, port charges, pilot fees, tank cleaning costs, canal tolls and cargo handling operations. Some voyage expenses are fixed and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract or, in certain cases, re-billing such expenses to them. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts. Therefore, we principally use TCE revenue, which is net voyage revenue, rather than voyage revenue, when comparing performance between different periods. Since TCE revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under “Results of Operations” below.

Overview—OSG America Predecessor

For the period January 1 through November 14, 2007 and the year ended December 31, 2006, the combined financial statements presented herein have been carved out of the consolidated financial statements of OSG. Our financial position, results of operations and cash flows reflected in our combined financial statements are not indicative of those that would have been achieved had we operated as an independent stand-alone entity for all periods presented or of future results.

To the extent that assets, liabilities, revenues and expenses relate to the OSG America Predecessor (“Predecessor”), they have been identified and carved out of OSG for inclusion in our combined financial statements. OSG’s other assets, liabilities, revenues and expenses that do not relate to the vessel interests are not included in our combined financial statements. In addition, the preparation of our combined carve-out financial statements required the allocation of certain expenses where these items were not identifiable as related to OSG America Predecessor.

General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees and travel and entertainment expenses were allocated based on the total number of vessels (weighted by operating days) in the respective fleets of OSG America Predecessor and OSG for each of the above periods presented. Management believes that the allocation of general and administrative expenses was based on a reasonable method.

All of the companies included in the Predecessor combined carve-out financial statements have been included in the OSG consolidated group for U.S. income tax purposes for periods through November 14, 2007. The Predecessor financial statements have been prepared on the basis that OSG was responsible for all taxes related to periods prior to January 1, 2002. The provisions/ (credits) for income taxes in the Predecessor’s combined financial statements have been determined on a separate-return basis for all periods presented.

Definitions

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

AR rates. American Tanker Rate Schedule commonly referred to as “AR rates” in the industry is published by the Association of Ship Brokers and Agents (USA) Inc. (the “Association”) as a rate reference for shipping companies, brokers and their customers engaged in the bulk shipping of oil in the coastwise trade. AR is a list of calculated (or flat) rates for specific voyage itineraries for a standard vessel, as defined. AR allows the agreed revenue per day for any voyage to be expressed as “AR 100” which means the rate as calculated and published by the Association.  Thus, a negotiated rate of 50% above the flat rate would, therefore, be quoted as “AR 150” whereas 50% below the flat rate would be quoted as “AR 50” eliminating the use of plus or minus symbols during the negotiations.  Included in this flat rate are defined voyage assumptions, a round trip voyage, allowed laytime for cargo operations, fuel prices and consumption, and estimated port charges for the entire voyage.

Articulated tug barge. ATB is the abbreviation for Articulated Tug Barge, which is a tug-barge combination system capable of operating on the high seas, coastwise and further inland. It combines a normal barge, with a bow resembling that of a ship, but having a deep indent at the stern to accommodate the bow of a tug. The fit is such that the resulting combination behaves almost like a single vessel at sea as well as while maneuvering.

Capacity days. Total capacity days are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

Days worked. Days worked are equal to total vessel days less drydocking days and days off-hire. Alternatively referred to as revenue days.

Deadweight tons or dwt. dwt is the abbreviation for deadweight tons, representing principally the cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

Depreciation and amortization. We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures.  Depreciation and amortization is determined as follows:

•                  Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to salvage value using the straight-line method.

•                  Both domestic and international regulatory bodies require that petroleum carrying shipping vessels be drydocked for major repair and maintenance twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. We capitalize expenditures incurred for drydocking and amortize these expenditures generally over two and a half years.

Double hull. Hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

Drydocking days. Drydocking days are days designated for the cleaning, positioning, inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels’ qualification to work in the U.S. coastwise trade. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

General and administrative expenses. General and administrative expenses consist of employment costs for shore side staff and cost of facilities, as well as legal and professional fees, audit, travel and entertainment and other administrative costs.

Lightering. The process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

Offhire. The time during which a vessel is not available for service.

Shipping revenue. Shipping revenue includes revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters. Voyage revenue is impacted by changes in utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

Time charter equivalent. Time charter equivalent (“TCE”) revenues are voyage revenues less voyage expenses. TCE serves as an industry standard for measuring and managing fleet revenue and comparing results between geographical regions and among competitors.

Vessel operating expenses. We pay the vessel operating expenses regardless of whether we are operating under a time charter, contract of affreightment, consecutive voyage charter or spot charter. The most significant direct vessel operating expenses are crewing costs, vessel maintenance, lubricants, stores and spares and marine insurance.

Voyage expenses. Voyage expenses include items such as commissions, fuel, port charges, pilot fees, tank cleaning costs, canal tolls and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. Typically, our freight rates are higher when we pay voyage expenses. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed on to our customers.

Acquisition of Maritrans Inc.

On November 28, 2006, OSG acquired Maritrans Inc. (“Maritrans”), a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double-hulled vessels serving the East Coast and Gulf Coast trades. The operating results of certain wholly owned subsidiaries of Maritrans, which were carved out of the consolidated financial statements of Maritrans, have been included in our financial statements commencing November 29, 2006. The Maritrans’ fleet consisted of seven ATBs, one of which was in the process of being double-hulled, one conventional tug/barge unit and two product carriers, all operating under the U.S. flag.

Future Business

We have entered into agreements with OSG Ship Management, Inc. (“OSGM”) for the provision of technical and commercial management of our vessels and for administrative and accounting services. These agreements were effective November 15, 2007.

In June 2005, OSG signed agreements to bareboat charter ten Jones Act product carriers from a subsidiary of Aker American Shipping, Inc. (“Aker”). In February 2007, OSG agreed in principle to bareboat charter up to six additional Jones Act product carriers, which eventually resulted in OSG concluding agreements to bareboat charter two vessels. The bareboat charters on eight of these twelve vessels have been assigned to us. We have committed to bareboat charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Three of these vessels, the Overseas Houston, Overseas Long Beach and Overseas Los Angeles, have already been delivered from the shipyard, in February, June, and November 2007, respectively. The remaining five vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between 2008 and early 2010.

We have options to purchase from OSG up to six ATBs, to be constructed by Bender Shipbuilding & Repair Co., Inc. (“Bender”) and scheduled for delivery between late 2008 and late 2010. We also have options to acquire from OSG the right to bareboat charter up to four of the remaining newbuild vessels to be constructed by Aker Philadelphia Shipyard Inc., scheduled for delivery between late 2009 and early 2011.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments and opinions of management. The following is a discussion of the accounting policies that involve a high degree of judgment and the methods of their application. For a complete description of all of our material accounting policies, see Note A to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We generate a portion of our shipping revenues from voyage charters. A voyage charter agreement with a customer consists of sailing to the load port (the positioning leg), loading the cargo, sailing to the discharge port and discharging the cargo. The charter agreement requires the relevant vessel to proceed to the port or place as ordered by charterer in accordance with the contract. The vessel is, therefore, employed from the time it receives a contract until the last discharge point and a contract is not cancellable in the positioning leg, provided we fulfill our contractual commitment.  We generally enter into a charter agreement with a customer for the vessel’s next voyage prior to the time of discharge for its previous voyage. Two methods are used in the shipping industry to account for voyage charter revenue: (1) recognition of revenue ratably over the estimated length of each voyage, and (2) recognition of revenue following completion of a voyage. Recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying the ratable revenue recognition method, management believes that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and the expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. We do not begin recognizing voyage revenue until a charter has been agreed to by us and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Revenues from time charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters. We do not recognize time charter revenues for vessels during periods that those vessels are off hire.

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation calculated using an estimated useful life of 25 years from the date that such vessel was originally delivered from the shipyard, or, in the case of our double-hulled ATBs, 20 years from the date the ATBs were double-hulled. Use of a 25-year life has become standard in the shipping industry. The actual life of a vessel may be different. If the economic lives assigned to the vessels prove to be too long because of new regulations or other future events, higher depreciation expense and impairment losses could result in future periods related to a reduction in the useful lives of any affected vessels.

The carrying values of our vessels may not represent their fair market value at any point in time, since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new buildings. Historically, both charter rates and vessel values tend to be cyclical. We record impairment losses only when events occur that cause us to believe that future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the individual vessel level, since separately identifiable cash flow information for each vessel is available.

In developing estimates of future cash flows, we must make assumptions about future charter rates, ship operating expenses and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends, as well as future expectations. Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

There have been no impairment indicators during the periods presented.

Drydocking

Within the shipping industry, there are two methods that are used to account for drydockings: (1) capitalize drydocking costs as incurred (deferral method) and amortize such costs over the period to the next scheduled drydocking, and (2) expense drydocking costs as incurred. Since drydocking cycles typically extend over two and a half years or longer, we believe that the deferral method better matches revenues and expenses than the expense-as-incurred method.

Goodwill and Intangibles

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired. The remaining amount is classified as goodwill. Our future operating performance will be affected by the amortization of intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of purchase price to intangible assets and goodwill may significantly affect our future operating results. Goodwill and indefinite lived assets are not amortized, but are reviewed for impairment annually or more frequently if impairment indicators arise.

The allocation of the purchase price of acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. In addition, the process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment at many points during the analysis. The estimates and assumptions regarding expected cash flows and the discount rate also require considerable judgment and are based upon existing contracts, historical experience, financial forecasts and industry trends and conditions. In the fourth quarter of 2007, we completed our annual impairment testing of goodwill with no goodwill impairment charge.

Amortization expense of intangible assets for the period November 15, 2007 through December 31, 2007 was $0.6 million, for the period January 1, 2007 through November 14, 2007 was $4.0 million and for the year ended December 31, 2006 was $0.4 million.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided a company also elects to apply the provisions of FAS 157.  The adoption of FAS 159 will not have a material effect on our earnings or financial position.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

As required by Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements.  Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

Industry Overview

The table below shows the daily TCE rates that prevailed in markets in which the Partnership’s vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates. The conversion of AR rates to the following TCE rates required the Partnership to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by the Partnership in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Product Carriers

Average Spot Market TCE Rates

Jones Act Product Carriers and Articulated Tug Barges (ATBs)

	Q1-2007	Q2-2007	Q3-2007	Q4-2007	2007	2006	2005
45,000 dwt Tankers	$64,800	$56,700	$51,100	$51,800	$56,100	$54,800	$48,700
30,000 dwt ATBs	$41,900	$37,000	$33,200	$33,600	$36,400	$35,300	$30,600

Rates for Jones Act Product Carriers and handysize ATBs averaged $56,100 per day and $36,400 per day, respectively in 2007. Product carrier rates in 2007 were 2% higher than the 2006 average and average 2007 ATB rates were 3% higher than the 2006 average. Higher refinery utilization rates at Gulf Coast refineries helped increase rates in the first half of 2007 for both product carriers and handysize ATBs compared with the first half of 2006 rates. Higher fuel costs, not recoverable through contracts, caused average TCE rates in the second half of 2007 to be lower than the second half of 2006 rates.

In the first quarter of 2007, average spot TCE rates for handymax tankers and handysize ATBs increased 29% compared with the first quarter of 2006.  Although refinery maintenance in the first quarter of 2007 was extensive, the increase in freight rates reflected significantly higher refinery utilization rates of 87.4% at Gulf Coast refineries compared with the first quarter of 2006 rate of 83.2%.

Rates for Jones Act product carriers and handysize ATBs during the second quarter of 2007 were 12% higher than average rates in the comparable quarter of 2006. The higher average rates realized in 2007 reflected an increase in both tanker and barge movements of petroleum products from Gulf Coast refineries to the lower Atlantic states as well as to the West Coast.

Average rates in the third quarter of 2007 for handymax tankers and handysize ATBs were 12% below the average rates in the third quarter of 2006. 2007 rates were negatively impacted by increases in fuel costs not recoverable through contracts and increases in available tonnage resulting from additional tankers in the spot market.

Average spot TCE rates in the fourth quarter of 2007 for handymax tankers and handysize ATBs declined 14% from the fourth quarter of 2006, driven by the higher fuel prices not recoverable through contracts.

The Delaware Bay lightering business transported an average of 259,000 barrels per day during 2007, a 6% increase over 2006. The larger volumes transported reflected an increase in draft restrictions at one of the refineries compared with the prior year and an increase in refinery throughput levels.

As of December 31, 2007, the total Jones Act product carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 61 vessels, or 2.4 million deadweight tons, which was a four vessel decrease from December 31, 2006. There were seven deliveries in 2007 consisting of five newbuilds and two converted vessels. Also in 2007, there were eight vessels scrapped and three tankers removed from service to undergo conversion to double hulls.  The Jones Act product carrier orderbook consists of 33 tankers and barges in the 160,000 to 420,000 barrel size range, of which 31 are scheduled for delivery through 2011, and two double hull conversions, resulting in a total orderbook of 35 vessels. These additions will be offset by the phasing out of 22 vessels during the next nine years in accordance with OPA 90 regulations. An additional seven double hull tankers will also likely be retired upon reaching 35 years of service resulting in a potential of 29 vessels being removed from the Jones Act fleet. The Jones Act product carrier fleet is expected to increase by three vessels during 2008 with five vessels being added and two being sold for scrap.

According to the latest International Energy Agency report, 2008 demand in the U.S. is forecasted to be approximately 20.7 million barrels per day, which is a reduction of approximately 100,000 barrels per day from 2007 demand. This projected decrease is primarily the result of increasing evidence of an economic slowdown in the U.S. combined with significantly higher prices for transportation fuels.

Refinery utilization levels in the U.S. are forecast to increase during 2008 from 88.7% during 2007 as a result of increased throughput at BP’s Texas City refinery and lower planned maintenance activities elsewhere. Higher refining utilization, especially in the Gulf Coast refineries, will result in an increase in the production of gasoline, diesel and aviation gasoline. The incremental production of clean products in the Gulf Coast will likely be moved on Jones Act product carriers as pipelines moving products from the Gulf Coast to the East Coast are currently operating at full capacity. This should increase demand for Jones Act product carriers in 2008.

Freight rates remain highly sensitive to severe weather, geopolitical and economic events. Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

	Year Ended December 31,
In thousands	2007	2006
TCE revenues	$182,671	$78,260
Voyage expenses	31,336	10,592
Shipping revenues	$214,007	$88,852

Consistent with general practice in the shipping industry, we use TCE revenues, which represent shipping revenues less voyage expenses, as a measure to compare revenues generated from voyage charters to revenues generated from time charters. TCE revenues, a non-U.S. GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable U.S. GAAP measure, because it assists management in making decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

The following table provides information with respect to average daily TCE rates earned and revenue days for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Revenue Days:
Jones Act ATBs	2,273	216
Jones Act Product Carriers	2,528	1,432
Non-Jones Act Product Carriers	718	720
	5,519	2,368

Average Daily TCE Rates:
Jones Act ATBs	$28,787	$25,139
Jones Act Product Carriers	$36,292	$33,431
Non-Jones Act Product Carriers	$35,504	$34,661

TCE revenues increased $104.4 million, or 133%, from $78.3 million for the year ended December 31, 2006 to $182.7 million for the year ended December 31, 2007. The increase in TCE revenues resulted primarily from an increase in revenue days of 3,151 in the year ended December 31, 2007, compared with the same 2006 period. These additional days were attributable to the acquisition of Maritrans, which accounted for 2,655 of the additional revenue days in 2007.  In addition, we took delivery of the Overseas Houston, Overseas Long Beach and the Overseas Los Angeles in February, June and November 2007, respectively. At the time of the Maritrans acquisition, the ATB OSG 242 was in a shipyard being double-hulled and later completed on April 5, 2007. On February 20, 2007, a second ATB, the M211, was taken out of service and entered the shipyard to be doubled hulled, which is now expected to be completed in the second quarter of 2008.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Operating Days:
Jones Act ATBs	2,920	249
Jones Act Product Carriers	2,750	1,522
Non-Jones Act Product Carriers	730	730
	6,400	2,501

Average Daily Vessel Expenses:
Jones Act ATBs	$8,604	$6,355
Jones Act Product Carriers	$17,132	$14,589
Non-Jones Act Product Carriers	$14,475	$14,586

Vessel expenses increased $48.4 million, or 141%, from $34.4 million for the year ended December 31, 2006 to $82.8 million for the year ended December 31, 2007.  The increase in expenses and operating days was principally the result of the inclusion of the Maritrans fleet, which added $34.7 million to vessel expenses and 3,339 operating days in the 2007 period, and to the delivery of three bareboat chartered-in vessels in 2007. In addition, the charter on the Overseas Galena Bay was converted from a bareboat charter to a bareboat charter with operating expense reimbursement in July 2006, which increased vessel expenses and TCE revenues by comparable amounts.

Bareboat Charter Expenses

Bareboat charter expenses were $13.7 million for the year ended December 31, 2007. The Overseas Houston, Overseas Long Beach and Overseas Los Angeles were delivered from the shipyard in February, June and November 2007, respectively and operated for 325 days, 189 days and 46 days in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $26.2 million, or 121%, from $21.6 million for the year ended December 31, 2006 to $47.8 million for the year ended December 31, 2007. These increases were primarily due to an increase in the operating fleet as a result of the acquisition of Maritrans, which added $20.8 of depreciation expense. Depreciation and amortization for the years ended December 31, 2007 and 2006 includes $4.6 million and $0.4 million, respectively, related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses increased $13.5 million, or 170%, from $7.9 million for the year ended December 31, 2006 to $21.5 million for the year ended December 31, 2007. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet’s proportionate share of OSG’s total ship-operating (calendar) days. For the years ended December 31, 2007 and 2006, ship-operating days were 6,400 days and 2,501 days, respectively.  Management believes these allocations reasonably present the financial position, results of operations and cash flows of OSG America Predecessor for the periods presented. General and administrative expenses for the period November 15, 2007 to December 31, 2007 reflects actual expenses incurred.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto.  ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year.  Equity in income of affiliated companies decreased by $1.1 million, or 16%, from $6.8 million for the year ended December 31, 2006 to $5.7 million for the year ended December 31, 2007. These decreases were attributable to a reduction in the number of vessels operated by ATC and a decrease in the incentive hire rate earned by ATC in 2007 compared with 2006.

Interest Expense, other

Interest expense on third party obligations increased $1.0 million, or 25%, from $4.1 million for the year ended December 31, 2006 to $5.1 million for the year ended December 31, 2007. As a result of the acquisition of Maritrans, we assumed $55.6 million of secured term loans. The net interest expense incurred with respect to these term loans amounted to $3.1 million for the year ended December 31, 2007. Interest expense for year ended December 31, 2007 is net of $1.5 million capitalized in connection with vessel construction.

Provision for Federal Income Taxes

The income tax provisions for the period January 1, 2007 through November 14, 2007 and the year ended December 31, 2006 were based on the pre-tax results determined on a separate-return basis.  The changes in the tax provisions for the period ended November 14, 2007 compared with the 2006 period were primarily attributable to the acquisition of the Maritrans fleet.

In 2006, OSG made an election under the American Jobs Creation Act of 2004, effective for years commencing with 2005, to have its qualifying U.S. flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, our taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels did not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

As a result of our initial public offering, as a partnership, we are not a taxable entity and will incur no federal income tax liability.  Instead, each unitholder will be required to take into account his or her share of items of income, gain, loss, and deduction of the partnership in completing his federal income tax liability without regard to whether corresponding cash distributions are received from the partnership by him.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

	Year Ended December 31,
In thousands	2006	2005
TCE revenues	$78,260	$46,785
Voyage expenses	10,592	3,055
Shipping revenues	$88,852	$49,840

During the year ended December 31, 2006, TCE revenues increased $31.5 million, or 67%, to $78.3 million from $46.8 million from the year ended December 31, 2005. This increase in TCE revenues resulted principally from an increase in the average rate earned of $4,500 per day and an increase of 729 revenue days. The increase in the average daily rate earned was principally attributable to the conversion of the bareboat charter in respect of the Overseas Galena Bay to a bareboat charter with operating expense reimbursement in June 2006 and the impact of the redelivery of the Overseas Puget Sound under a then-existing long-term time charter and the rate earned on its new time charter that commenced in 2006. The additional revenue days were attributable to the inclusion of the Overseas Maremar and Overseas Luxmar for the full year in 2006, compared with only 202 days during 2005 (see below). Additionally, the acquisition of Maritrans contributed an additional 278 revenue days in 2006. The above increases were, however, offset by an increase number of drydock and repair days, which increased to 101 days in 2006 from 23 days in 2005.

Vessel Expenses

Vessel expenses increased by $14.8 million to $34.4 million for the year ended December 31, 2006 from $19.6 million for the year ended December 31, 2005. The increase in expenses was principally a result of the inclusion of the Overseas Maremar and the Overseas Luxmar for the full year, compared with only 202 days in 2005, together with the conversion of the bareboat charter in respect of the Overseas Galena Bay to a bareboat charter with operating expense reimbursement in July 2006. In addition, the inclusion of the Maritrans fleet from November 29, 2006 added $2.4 million to vessel expenses in 2006.

Depreciation and Amortization

Depreciation and amortization increased by $7.0 million to $21.6 million for the year ended December 31, 2006 from $14.6 million for the year ended December 31, 2005. This increase was primarily due to an increase in the operating fleet as a result of the acquisition of Maritrans and the inclusion of the Overseas Maremar and the Overseas Luxmar for the full year.

General and Administrative Expenses

General and administrative expenses were allocated based on OSG America Predecessor’s proportionate share of OSG’s total ship-operating days for each period. Our ship-operating days were 2,501 days for the year ended December 31, 2006 compared with 1,662 days for the year ended December 31, 2005.

Equity in Income of Affiliated Companies

Equity in income of affiliated companies decreased by $1.3 million to $6.8 million for the year ended December 31, 2006, from $8.1 million for the year ended December 31, 2005. This decrease was attributable to a reduction in the number of vessels operated by ATC.

Interest Expense, other

Interest expense on third party obligations decreased by $0.4 million to $4.1 million for the year ended December 31, 2006 from $4.5 million for the year ended December 31, 2005. This decrease was principally a result of a decrease in the principal amount outstanding under the two capital leases as a result of the regular monthly payments made. Interest expense for the year ended December 31, 2006 is net of $0.2 million that was capitalized in connection with vessel construction.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

	Year Ended December 31,
In thousands	2007	2006	2005
Net income	$9,167	$7,736	$2,007
Provision for federal income taxes	2,048	768	1,325
Interest expense	11,500	12,612	10,685
Depreciation and amortization	47,766	21,592	14,553
EBITDA	$70,481	$42,708	$28,570

The following table reconciles net cash provided by operating activities as reflected in our statements of cash flows, to EBITDA:

	Year Ended December 31,
In thousands	2007	2006	2005
Net cash provided by operating activities	$28,313	$13,299	$19,800
Payments for drydocking	17,407	5,835	115
Interest expense	11,500	12,612	10,685
Undistributed earnings from affiliated companies	(1,067)	(1,021)	838
Changes in operating assets and liabilities (except for taxes)	11,456	6,732	(5,219)
Federal income taxes	3,325	4,924	2,040
Other	(453)	327	311
EBITDA	$70,481	$42,708	$28,570

Liquidity and Sources of Capital

Working capital at December 31, 2007 was $15.0 million compared with a working capital deficiency of $5.1 million at December 31, 2006. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our senior secured revolving credit facility and lease obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

The amount of available cash we need to pay the minimum quarterly distributions for four quarters on our common units, subordinated units and general partner interest is $45.9 million. There is no guarantee that we will pay the minimum quarterly distribution on our common and subordinated units in any quarter and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our credit agreement.

We anticipate that our primary sources of funds for our short-term liquidity needs will be cash flows from operations. We believe that cash flows from operations and bank borrowings from our senior secured revolving credit facility referred to below will be sufficient to meet our existing short-term liquidity needs for the next 12 months.

Our secured term loan agreements impose certain operating restrictions and establish minimum financial covenants. We were in compliance with the financial covenants contained in the secured loan agreements as of December 31, 2007. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Cash Flows

Operating cash flows.  Net cash flow from operating activities was $28.3 million, $13.3 million and $19.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The increase of $15.0 million from 2006 to 2007 was primarily attributable to the Maritrans acquisition which added 10 vessels to our fleet. Income from vessel operations for the year ended December 31, 2007 increased $2.7 million over 2006 and depreciation and amortization increased by $26.2 million primarily as a result of the Maritrans acquisition. These increases were partially offset by an increase of $11.6 million in payments for drydocking.

Net cash flow from operating activities decreased to $13.3 million in 2006, from $19.8 million in 2005, primarily reflecting an increase of $5.7 million in payments for drydocking and a reduction of $17.3 million from the timing of our cash receipts and payments, partially offset by increases of $8.3 million in income from vessel operations and $7.0 million in depreciation and amortization.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings tends to vary from year to year.

Investing cash flows.  Net cash used in investing activities was $44.8 million, $345.5 million and $74.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Investing activities in 2007 related primarily to costs that were incurred double-hulling two barges. During 2006, investing activities related primarily to the acquisition by OSG of Maritrans on November 28, 2006 for $340.9 million. During 2005, investing activities consisted of the acquisition of two Handysize product carriers for $74.1 million.

Financing cash flows. Net cash provided by financing activities was $19.5 million, $332.4 million and $54.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Net financing cash outflow generally represents the amount of cash flow generated from operations less the amount used for investing activities. The investment in Maritrans and the two vessels acquired during 2005 were financed primarily through advances from OSG in the form of non-interest bearing advances. Loans and advances to OSG were contributed to capital prior to the completion of our initial public offering on November 15, 2007. Issuances of common stock during 2005 represents amounts received in connection with the capitalization of new vessel-owning subsidiaries. Repayments of debt in 2005, 2006 and 2007 represent regularly scheduled installments under existing capital lease obligations and secured term loans.

Ongoing Capital Expenditures

Marine transportation of crude oil and refined petroleum products is a capital-intensive business, which requires significant investment to maintain an efficient fleet and stay in regulatory compliance.

Over the next three years, we estimate that we will spend an average of approximately $18 to $20 million per year for drydocking and classification society surveys. We drydock our vessels twice in every five-year period and, as our fleet matures and expands, our drydocking expenses will likely increase. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs or are a component of our operating expenses. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also incur expenditures to acquire or construct additional product carriers and barges and/or to upgrade or double hull vessels in order to comply with statutory regulations. We are not aware of any regulatory changes or environmental liabilities that will have a material impact on our current or future operations.

We believe that our cash flow from charters-out will be sufficient to cover the interest and principal payments under our debt agreements, amounts due under the administrative services and management agreements, other general and administrative expenses and other working capital requirements for the short and medium term. To the extent we pursue other vessel acquisitions; we expect to finance any such commitments from existing long-term credit facilities and additional long-term debt as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which we can charter our vessels. Such charter rates are volatile.

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

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of December 31, 2007 follows:

In thousands	2008	2009	2010	2011	2012	Beyond 2012	Total
Long-term debt (1)	$5,716	$5,717	$5,717	$5,716	$5,716	$35,039	$63,621
Obligations under capital leases (1)	8,884	9,692	9,691	8,103	—	—	36,370
Operating lease obligations (chartered-in vessels) (2)	30,154	51,791	61,539	64,331	64,306	150,944	423,065
Construction installments (3)	25,856	2,355	—	—	—	—	28,211
Total	$70,610	$69,555	$76,947	$78,150	$70,022	$185,983	$551,267

(1)          Amounts shown include contractual interest obligations.

(2)          As of December 31, 2007 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)          Represents remaining shipyard commitments and excludes capitalized interest and other construction costs.

Senior Secured Revolving Credit Facility

On November 15, 2007, OSG America Operating Company LLC, a wholly owned subsidiary of us, entered into a $200 million senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA.  As of December 31, 2007, there were no borrowings outstanding under the facility.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by the Partnership on or after the second anniversary of the closing date (up to 90 days prior to the fifth anniversary of the closing date) and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. The maximum number of advances permitted to be outstanding under the senior secured revolving credit facility at any one time will be ten.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by us and certain of our subsidiaries.

OSG America Operating Company LLC will be able, at its option, to prepay all loans under our senior secured revolving credit facility at any time without penalty (other than customary LIBOR breakage costs).  The outstanding loans under the senior secured revolving credit facility will bear interest at a rate equal to LIBOR plus the applicable margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).

The senior secured revolving credit facility will prevent us from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring us to adhere to certain financial covenants.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As at December 31, 2007, all of our long-term debt consisted of fixed-rate secured term loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

OSG America L.P. Consolidated and Predecessor Combined Carve-Out Financial Statements	Page

Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheet at December 31, 2007 and Predecessor Combined Carve-Out Balance Sheet as of December 31, 2006	63

Consolidated Statement of Operations for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Operations for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005	64

Consolidated Statement of Cash Flows for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Cash Flows for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005	65

Consolidated Statement of Changes in Partners’ Capital for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Changes in Stockholder’s Deficiency for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005	66

Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have audited the accompanying consolidated balance sheet as of December 31, 2007 of OSG America L.P. and the related consolidated statements of operations, changes in partners’ capital, and cash flows for the period from November 15, 2007 to December 31, 2007,  and the predecessor combined carve-out balance sheet of OSG America Predecessor as of December 31, 2006, and the related predecessor combined carve-out statements of operations, changes in stockholder’s deficiency, and cash flows for the period from January 1, 2007 to November 14, 2007 and for each of the two years in the period ended December 31, 2006.  OSG America L.P. and OSG America Predecessor collectively are referred to hereinafter as “Partnership”. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Alaska Tanker Company, LLC (a joint venture in which the Partnership has a 37.5% interest) as of December 31, 2006 and 2007 and for the three years ended December 31, 2007 have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated and predecessor combined carve-out financial statements, insofar as it relates to the amounts included for Alaska Tanker Company, LLC, is based solely on the report of the other auditors.  In the consolidated financial statements and the predecessor combined carve-out financial statements, the Partnership’s investment in Alaska Tanker Company, LLC is stated at $5,782,000 and $6,848,000 at December 31, 2007 and 2006, respectively, and the Partnership’s equity in the net income of Alaska Tanker Company, LLC is stated at $2,551,000 for the period from November 15, 2007 to December 31, 2007 and $3,192,000,  for the predecessor combined carve-out period from January 1, 2007 to November 14, 2007  and $6,811,000 and $8,066,000 for the two years in the period ended December 31, 2006, respectively.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated and predecessor combined carve-out financial statements referred to above present fairly, in all material respects, the financial position of OSG America L.P. as of December 31, 2007, and the  results of its operations and its cash flows for the period from November 15 to December 31, 2007 and the financial position of OSG America Predecessor as of December 31, 2006 and the results of its operations and cash flows for the period from January 1, 2007 to November 14, 2007 and for the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 6, 2008

OSG AMERICA LP

CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

BALANCE SHEETS

DOLLARS IN THOUSANDS

	Successor As of December 31, 2007	Predecessor As of December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$3,380	$280
Voyage receivables	26,263	18,407
Other receivables	7,146	2,083
Inventory	2,997	1,900
Prepaid expenses and other current assets	3,961	1,325
Total current assets	43,747	23,995

Vessels, less accumulated depreciation	405,447	392,953
Vessels under capital leases, less accumulated amortization	21,246	25,749
Deferred drydock expenditures, net	16,177	4,212
Investment in Alaska Tanker Company, LLC	5,782	6,848
Intangible assets, less accumulated amortization	87,017	91,611
Goodwill	62,874	64,912
Other assets	8,822	677
Total assets	$651,112	$610,957

Liabilities and Partners’ Capital/Stockholder’s Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$19,522	$15,756
Accrued federal income taxes	—	3,325
Current portion of debt	2,834	4,202
Current obligations under capital leases	6,375	5,771
Total current liabilities	28,731	29,054

Long-term debt, less current portion	46,753	51,198
Obligations under capital leases	23,846	30,772
Advances from affiliated companies	9,657	568,986
Deferred federal income taxes	—	75,237
Other non-current liabilities	1,428	—
Total liabilities	110,415	755,247

Partners’ Capital/Stockholder’s Deficiency:
Partners’ capital	540,697	—
Common stock	—	201
Additional paid-in capital	—	1,299
Accumulated deficit	—	(145,790)
Total partners’ capital/stockholder’s deficiency	540,697	(144,290)
Total liabilities and partners’ capital/stockholder’s deficiency	$651,112	$610,957

See notes to financial statements.

OSG AMERICA LP

CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF OPERATIONS

DOLLARS IN THOUSAND, EXCEPT PER SHARE AMOUNTS

	Successor November 15 - December 31, 2007	Predecessor January 1 - November 14, 2007	Predecessor Year ended December 31, 2006	Predecessor Year ended December 31, 2005
Shipping Revenues:
Time and bareboat charter revenues	$17,094	$91,517	$49,189	$40,770
Voyage charter revenues	14,042	91,354	39,663	9,070
	31,136	182,871	88,852	49,840
Operating Expenses:
Voyage expenses	4,666	26,670	10,592	3,055
Vessel expenses	11,398	71,407	34,430	19,550
Bareboat charter expenses	3,469	10,205	—	—
Depreciation and amortization	7,001	40,765	21,592	14,553
General and administrative	2,899	—	—	—
General and administrative allocated from Overseas Shipholding Group, Inc.	—	18,564	7,942	4,246
Loss on charter termination	—	—	—	2,486
Total operating expenses	29,433	167,611	74,556	43,890
Income from vessel operations	1,703	15,260	14,296	5,950
Equity in income of affiliated companies	2,551	3,192	6,811	8,066
Operating income	4,254	18,452	21,107	14,016
Other income /(expense)	17	(8)	9	1
	4,271	18,444	21,116	14,017
Interest expense to a wholly-owned subsidiary of Overseas Shipholding Group, Inc.	—	6,426	8,535	6,173
Interest expense, other	665	4,409	4,077	4,512
Income before federal income taxes	3,606	7,609	8,504	3,332
Provision for federal income taxes	—	2,048	768	1,325
Net income	$3,606	$5,561	$7,736	$2,007

General partner’s interest in net income	$72

Limited partners’ interest:
Net income	$3,534
Net income per unit – basic	$0.12
- diluted	$0.12
Weighted average units outstanding - basic	30,002,250
- diluted	30,002,250

Basic and diluted net income per share		$285.20	$2,434.93	$1,873.81
Shares used in computing basic and diluted net income per share		19,500	3,177	1,071

See notes to financial statements.

OSG AMERICA LP

CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF CASH FLOW

DOLLARS IN THOUSANDS

	Successor November 15 – December 31, 2007	Predecessor January 1 – November 14, 2007	Predecessor Year Ended December 31, 2006	Predecessor Year Ended December 31, 2005
Cash Flows from Operating Activities:
Net income	$3,606	$5,561	$7,736	$2,007
Items included in net income not affecting cash flows:
Depreciation and amortization	7,001	40,765	21,592	14,553
Provision (credit) for deferred federal income taxes	—	3,162	(1,153)	(3,075)
(Increase) decrease in undistributed earnings of affiliated companies, net of distributions	(2,551)	3,618	1,021	(838)
Other – net	125	328	(327)	(311)
Payments for drydocking	(533)	(16,874)	(5,835)	(115)
Changes in operating assets and liabilities:
Increase in receivables	(2,684)	(10,235)	(533)	(3,118)
(Increase) decrease in other current assets	(2,071)	(1,662)	(26)	276
(Decrease) increase in accrued federal income taxes	—	(4,439)	(3,003)	2,360
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(3,295)	8,491	(6,173)	8,061
Net cash (used in) provided by operating activities	(402)	28,715	13,299	19,800

Cash Flows from Investing Activities:
Expenditures for vessels	(3,643)	(41,113)	(4,623)	(74,116)
Acquisition of Maritrans	—	—	(340,860)	—
Net cash used in investing activities	(3,643)	(41,113)	(345,483)	(74,116)

Cash Flows from Financing Activities:
Capital contribution by OSG	—	103	—	1,100
Payments on debt and obligations under capital leases	(1,327)	(10,808)	(5,938)	(5,180)
Proceeds from issuance of common units pursuant to initial public offering	129,256	—	—	—
Payment of proceeds to affiliated companies for liabilities owed	(129,256)	—	—	—
Payments for deferred financing costs	(1,203)	—	—	—
Changes in advances from affiliates	9,657	23,121	338,337	58,341
Net cash provided by financing activities	7,127	12,416	332,399	54,261
Net increase (decrease) in cash and cash equivalents	3,082	18	215	(55)
Cash and cash equivalents at beginning of period	298	280	65	120
Cash and cash equivalents at end of period	$3,380	$298	$280	$65
Supplemental schedule of noncash financing activities:
Issuance of units to OSG pursuant to initial public offering	$397,029	—	—	—
Issuance of general partner interest to OSG America LLC pursuant to initial public offering	$10,804	—	—	—
Loans and non-interest bearing advances contributed to capital by OSG		$675,715

See notes to financial statements.

OSG AMERICA LP

CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENT OF CHANGES IN PARTNERS’ CAPITAL / STOCKHOLDER’S DEFICIENCY

DOLLARS AND UNITS IN THOUSANDS

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2004	400	$200	$200	$(155,533)	$(155,133)
Issuance of stock	1,100	1	1,099	—	1,100
Net income	—	—	—	2,007	2,007
Balance at December 31, 2005	1,500	$201	$1,299	$(153,526)	$(152,026)
Issuance of stock	18,000	—	—	—	—
Net income	—	—	—	7,736	7,736
Balance at December 31, 2006	19,500	$201	$1,299	$(145,790)	$(144,290)
Capital contribution by OSG	—	—	103	—	103
Net income	—	—	—	5,561	5,561
Capital contribution of advances from affiliated companies	—	—	675,715	—	675,715
Balance at November 14, 2007	19,500	$201	$677,117	$(140,229)	$537,089

	Limited Partners
	Common Units		Subordinated Units		General
	Units	Amount	Unit	Amount	Partner	Total
Balance at November 15, 2007	—	$—	—	$—	$—	$—
Issuance of common units pursuant to initial public offering	7,500	129,256	—	—	—	129,256
Issuance of units to Overseas Shipholding Group, Inc. pursuant to initial public offering	7,500	132,343	15,000	264,686	—	397,029
Issuance of general partner interest to OSG America LLC pursuant to initial public offering	—	—	—	—	10,804	10,804
Issuance and amortization of restricted units awards	2	2	—	—	—	2
Net income	—	1,767	—	1,767	72	3,606
Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$540,697

See notes to financial statements.

Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements:

Note A—Organization:

OSG America L.P., a Delaware limited partnership (the “Partnership”), was formed on May 14, 2007 to ultimately own a 100% interest in OSG America Operating LLC (the “Operating Company”). The Partnership’s general partner, OSG America LLC (the “General Partner”), is a wholly owned subsidiary of Overseas Shipholding Group, Inc. (“OSG”), a publicly traded company incorporated in Delaware. The Partnership obtained the foregoing assets in connection with the initial public offering of its common units, which was consummated on November 15, 2007.

At or prior to the completion of the offering, the following transactions occurred:

•                  The Partnership entered into a contribution agreement with OSG pursuant to which OSG transferred to the Partnership all of the outstanding membership interests of the 18 vessel subsidiaries,  represented by the 19,500 issued and outstanding common registered shares as reflected in the accompanying predecessor combined carve-out statement of changes in stockholder’s deficiency at November 14, 2007, that own the vessels in the Partnership’s initial fleet and a 37.5% membership interest in Alaska Tanker Company, LLC;

•                  OSG assigned to the Partnership the agreements to bareboat charter, from subsidiaries of Aker American Shipping, Inc.,  six newbuild product carriers upon delivery of those vessels;

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

•                  The Partnership issued 7,500,000 of its common units to the public representing a 24.5% limited partner interest in the Partnership; and

•                  The Partnership satisfied its obligation to reimburse OSG for approximately $129,256,000 of capital expenditures incurred prior to the initial public offering with the proceeds from the offering.

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

•                  the grant to the Partnership of options to purchase the membership interests of one or more subsidiaries of OSG that have entered into shipbuilding contracts with Bender Shipbuilding & Repair Co., Inc. for six newbuild articulated tug barges (“ATBs”);

•                  the grant to the Partnership of options to acquire the membership interests of one or more subsidiaries of OSG that have entered into agreements to bareboat charter, from subsidiaries of Aker American Shipping, Inc., two newbuild product carriers and two newbuild shuttle tankers, upon delivery of those vessels; and

•                  a $200,000,000 senior secured revolving credit facility.

Note B — Summary of Significant Accounting Policies:

Basis of Presentation and Description of Business.  OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 18 vessels in the operating fleet, 16 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America L.P. has determined that it operates in one segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying consolidated and predecessor combined carve-out financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

For the year ended December 31, 2007, the predecessor combined carve-out financial statements are for the period January 1, 2007 through November 14, 2007, and the consolidated financial statements of the Company and its wholly owned subsidiaries are for the 47 day period from November 15, 2007 through December 31, 2007 during which the Company operated as an independent company. For the period from January 1, 2007 through November 14, 2007 and for the years ended December 31, 2006 and 2005, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of OSG using specific identification.  In the preparation of these predecessor carve-out financial statements, general and administrative expenses were not identifiable as relating to the vessels. General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees, and travel and entertainment were allocated based on the Company’s proportionate share of OSG’s total ship-operating days for each of the periods presented. Management believes these allocations reasonably present the financial position, results of operations and cash flows of OSG America Predecessor (the “Predecessor”). However, the predecessor combined carve-out statements of financial position, operations and cash flow may not be indicative of those that would have been realized had OSG America Predecessor operated as an independent stand-alone entity for the periods presented. Had OSG America Predecessor operated as an independent stand-alone entity, its results could have differed significantly from those presented herein.

Cash and Cash Equivalents.  Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents. The treasury functions of OSG are managed centrally. Accordingly, cash received by OSG America Predecessor (principally charter hire) was transferred to OSG for investment purposes, with a corresponding reduction in the advances from affiliates. Cash required by OSG America Predecessor (principally operating expenses and debt amortization) was transferred from OSG with a corresponding increase in the advances from affiliates.

Inventory.  Inventory consists of fuel and is stated at cost determined on a first-in, first-out basis.

Vessels.  Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis, using a vessel life ranging from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate per ton.  Accumulated depreciation was $59,568,000 and $27,264,000 at December 31, 2007 and 2006, respectively.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $204,000 for the period November 15 through December 31, 2007, $1,320,000 for the period January 1 through November 14, 2007 and $167,000 for the year ended December 31, 2006.

Deferred Drydock Expenditures. Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half years. Expenditures for maintenance and repairs are expensed when incurred. Amortization of capitalized drydock expenditures, which is included in depreciation and amortization in the consolidated and combined statements of operations, amounted to $1,302,000 for the period November 15 through December 31, 2007, $4,140,000 for the period January 1 through November 14, 2007 and $3,384,000 and $1,666,000 for the years ended December 31, 2006 and 2005, respectively.

Vessels under Capital Leases.  The Partnership charters in two vessels that it accounts for as capital leases. Amortization of capital leases is computed by the straight-line method over 22 years, which is the duration of the leases.  Accumulated amortization was $80,414,000 and $74,994,000 at December 31, 2007 and 2006, respectively.

Impairment of Long-Lived Assets.  The carrying amounts of long-lived assets held and used by the Partnership are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

Deferred Financing Costs.  Direct costs associated with obtaining long-term financing are deferred and amortized to interest expense over the terms of the related debt.  Deferred financing costs of $1,172,000 at December 31, 2007 are stated net of accumulated amortization and are included in other assets.  Amortization for the period November 15 through December 31, 2007 amounted to $31,000.

Goodwill and Intangible Assets. Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Partnership’s intangible assets, which consist of long-term customer relationships acquired as part of the purchase of Maritrans Inc. (“Maritrans”) by OSG in November 2006, are being amortized on a straight line basis over 20 years.  Accumulated amortization at December 31, 2007 and 2006 was $4,983,000 and $383,000, respectively.  Amortization expense amounted to $594,000 for the period November 15 through December 31, 2007, $4,006,000 for the period January 1 through November 14, 2007 and $383,000 for the year ended December 31, 2006. Amortization of intangible assets for each of the five years subsequent to December 31, 2007 is expected to approximate $4,600,000 per year.

Revenue and Expense Recognition.  Revenues from time charters are recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period. A voyage charter agreement with a customer consists of sailing to the load port (the positioning leg), loading the cargo, sailing to the discharge port and discharging the cargo. The charter agreement requires the relevant vessel to proceed to the port or place as ordered by the charterer in accordance with the contract. The vessel is, therefore, employed from the time it receives a contract until the last discharge point and a contract is not cancellable in the positioning leg, provided the Partnership fulfills its contractual commitment. Accordingly, the voyage period commences upon departure from the discharge port of the vessel’s previous cargo and ends upon the departure from the discharge port of the current cargo. The Partnership generally enters into a charter agreement with a customer for the vessel’s next voyage prior to the time of discharge for its previous voyage. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. The Partnership does not begin recognizing voyage revenue until a charter has been agreed to by both the Partnership and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Under voyage charters, expenses such as commissions, fuel, port charges, pilot fees, tank cleaning costs, canal tolls and cargo handling operations are paid by the Partnership whereas, under time and bareboat charters, such voyage costs generally are paid by the Partnership’s customers.

Significant Customers. During the three years ended December 31 2007, the Partnership derived revenues from certain major customers, each one representing more than 10% of revenues. In 2007, revenues from four customers aggregated 46% of total revenues. In 2006 and 2005, revenues from four customers aggregated 62% and 85%, respectively, of total revenues. The Partnership does not necessarily derive 10% or more of its total revenues from the same group of customers each year.

Income Taxes. All of the companies included in the Predecessor combined carve-out financial statements were included in the OSG consolidated group for U.S. income tax purposes for periods through November 14, 2007. The Predecessor’s financial statements have been prepared on the basis that OSG was responsible for all taxes for the periods prior to January 1, 2002. The provisions for income taxes in the Predecessor combined carve-out financial statements have been determined on a separate-return basis for all periods presented. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances were recorded, when appropriate, to reduce deferred tax assets when it was more likely than not that a tax benefit would not be realized by OSG America Predecessor. Current income taxes were provided on income reported for financial statement purposes adjusted for transactions that do not enter into the computations of income tax payable.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The Predecessor adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on the financial condition, results of operations and cash flows.

The Partnership is not a taxable entity and does not incur a federal income tax liability.  Instead, each partner of a partnership is required to take into account his share of items of income, gain, loss and deduction of the partnership in computing his federal income tax liability, regardless of whether cash distributions are made to him by the partnership.  Distributions by a partnership to a partner are generally not taxable to the partner unless the amount of cash distributed exceeds the partner’s adjusted basis in his partnership interest.

The Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations.  However, an exception, referred to as the “Qualifying Income Exception,” exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of “qualifying income”.  Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. For the period November 15 through December 31, 2007, at least 90% of the Partnership’s current gross income constitutes qualifying income, and the Partnership will be classified as a partnership and the operating company will be disregarded as an entity separate from the Partnership for federal income tax purposes.

Partners’ Capital. On November 8, 2007, OSG announced the pricing of the initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at $19.00 per unit. The common units issued to the public represent a 24.5% limited partner interest in the Partnership. OSG America LLC, a wholly owned subsidiary of OSG, is the sole general partner of the partnership and has a 2% general partner interest, and other subsidiaries of OSG hold a 73.5% limited partnership interest.

Net proceeds after deducting fees on the transaction were $129,256,000, which were used to satisfy the obligation of the Partnership to reimburse OSG for capital expenditures incurred in the 24 months prior to the offering to improve the assets contributed to the Partnership by OSG, as partial consideration for that contribution.

Stockholder’s Equity. At December 31, 2006, the wholly owned subsidiaries included in the Predecessor combined carve-out financial statements had authorized capital of 6,500 common registered shares (1,300 shares were issued and outstanding) with $1.00 par value; 2,000 common registered shares (200 shares were issued and outstanding) with no par value; and, in connection with the November 28, 2006 acquisition of Maritrans, 18,000 common shares with a par value of $.01 per share, all of which were issued and outstanding at December 31, 2006.  The stockholder’s equity was exchanged for common and subordinated units of the Partnership in connection with the initial public offering.

Unit-Based Compensation.   The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which is three years. No unit options have been granted.

Net Income per Unit.  Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period.  Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of restricted units granted under the Partnership’s long-term incentive plan.  There was no change in the weighted average units outstanding for diluted net income per unit for the period November 15 through December 31, 2007.

As required by Emerging Issues Task Force Issue No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements.  Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

As described in Note A above, the general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.43125 per unit.  For purposes of EITF 03-6, the Partnership must calculate the general partner’s share of net income under the assumption that such net income was distributable.  Since net income did not exceed $0.43125 per unit for the period November 14 through December 31, 2007, the Partnership did not use any increased percentages in calculating the general partner’s interest in net income.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Newly Issued Accounting Standards.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities in accordance with generally accepted accounting principles, and expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. FAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The adoption of FAS 157 will not have a material effect on the Partnership’s earnings or financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115.”  FAS 159 provides entities with the opportunity to choose to measure eligible financial instruments and certain other items at fair value at specified election dates to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  Early adoption is permitted provided a company also elects to apply the provisions of FAS 157.  The adoption of FAS 159 will not have a material effect on the Partnership’s earnings or financial position.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

Note C — Acquisition of Maritrans:

On November 28, 2006, OSG acquired Maritrans, a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the U.S. East Coast and Gulf Coast trades.  The operating results of certain wholly owned subsidiaries of Maritrans, which were carved out of the consolidated financial statements of Maritrans, have been included in the Partnership’s combined financial statements commencing November 29, 2006.  The Maritrans fleet consisted of seven ATBs, one of which was in the process of being double hulled, one conventional tug barge (“CTB”) and two tankers, all operating under the U.S. flag.

The following table summarizes the final allocation of the purchase price to the fair value of the Maritrans assets and liabilities. The final allocation of the purchase price resulted in a decrease to goodwill of $2,038,000 in 2007:

In thousands

Assets:
Current assets, including receivables	$16,227
Vessels	303,995
Intangible assets subject to amortization	92,000
Goodwill	62,874
Total assets	475,096

Liabilities:
Current liabilities, including current installments of long-term debt	14,976
Long-term debt	51,427
Deferred federal income taxes and other liabilities	68,112
Total liabilities assumed	134,515
Net assets acquired (cash consideration)	$340,581

The following unaudited pro forma financial information reflects the results of the Maritrans acquisition as if it had occurred at the beginning of each of the periods presented during 2006 and 2005, after giving effect to purchase accounting adjustments:

	Year ended December 31,
	2006	2005
	(In thousands, except per share amounts)
Pro forma shipping revenues	$190,654	$153,108
Pro forma net income	11,305	5,432
Pro forma per share amounts:
Basic and diluted net income per share	$579.73	$284.85
Average shares outstanding during the period presented	19,500	19,071

        The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the dates indicated. These results do not reflect any synergies that might be achieved from the combined operations.

Note D —Alaska Tanker Company, LLC:

In the first quarter of 1999, OSG, BP Oil Shipping Company USA, Inc. (“BP”) and Keystone Alaska, LLC formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is now owned by the Partnership, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade.  Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.  The Partnership is not the primary beneficiary (as defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) with regard to ATC and accounts for its 37.5% interest in ATC according to the equity method.

A condensed summary of the assets and liabilities of ATC follows:

	As of December 31,
In thousands	2007	2006
Current assets	$31,726	$36,035
Noncurrent assets	926	776
Total assets	$32,652	$36,811

Current liabilities	$29,028	$33,936
Noncurrent liabilities	6,611	2,775
Members’ equity	100	100
Accumulated other comprehensive loss	(3,087)	—
Total liabilities and members’ equity	$32,652	$36,811

The balance in accumulated other comprehensive loss relates to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment to FASB Statement Nos. 87, 88, 106 and 132(R)”.  This amount is amortized and recorded on ATC’s statement of operations and will be reimbursed by BP as set forth in the time charter agreements.

A condensed summary of the results of operations of ATC follows:

	Year Ended December 31,
In thousands	2007	2006	2005
Time charter equivalent revenues	$144,628	$139,160	$164,719
Ship operating and other expenses	(129,312)	(121,000)	(143,835)
Income from vessel operations – net income	$15,316	$18,160	$20,884

Note E—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	As of December 31,
In thousands	2007	2006
Trade payables	$4,533	$4,067
Fuel accruals	3,544	807
Charter revenues received in advance	3,074	5,220
Drydock accrual	2,523	148
Insurance premiums	2,253	208
Payroll and benefits	1,003	1,345
Interest expense	311	302
Brokers commissions	444	162
Other	1,837	3,497
	$19,522	$15,756

Note F—Advances from Affiliates:

	As of December 31,
In thousands	2007	2006
Interest bearing loans	$—	$167,093
Non-interest bearing advances with no fixed terms of repayment	9,657	401,893
	$9,657	$568,986

Loans and non-interest bearing advances aggregating $596,044,000 were contributed to capital by OSG in 2007 prior to the completion of the initial public offering.  The interest bearing loans that were outstanding at December 31, 2006, were payable to a wholly-owned subsidiary of OSG according to a floating rate revolving credit facility.  The effective interest rate on the interest bearing loans outstanding at December 31, 2006 was 4.89%. The Partnership repaid the non-interest bearing advances outstanding at December 31, 2007 in February 2008 by borrowing under the senior secured revolving credit facility.

Note G — Long-term Debt:

Long-term debt consists of the following:

	As of December 31,
In thousands	2007	2006
5.1% to 6.3% fixed rate secured term loans, due through 2014	$49,587	$55,400
Less current portion	(2,834)	(4,202)
Long-term portion	$46,753	$51,198

As of December 31, 2007, approximately 18.4% of the net book value of the Partnership’s vessels is pledged as collateral under secured term loans.  The term loans require the Partnership to maintain the vessels in good condition, maintain specified insurance, and abide by other covenants, which are customary with respect to such borrowings.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands	As of December 31, 2007
2008	$2,834
2009	3,007
2010	3,191
2011	3,385
2012	3,591
Thereafter	33,579
Total	$49,587

Interest paid, excluding loans to affiliates and capitalized interest, amounted to $439,000 for the period from November 15 through December 31, 2007, $4,595,000 for the period from January 1 through November 14, 2007, and $3,877,000 and $4,512,000, for the years ended December 31, 2006 and 2005, respectively.

Senior Secured Revolving Credit Facility

On November 15, 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000 senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA.  As of December 31, 2007, there were no borrowings outstanding under the facility.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by the Partnership on or after the second anniversary of the closing date (up to 90 days prior to the fifth anniversary of the closing date) and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. The maximum number of advances permitted to be outstanding under the senior secured revolving credit facility at any one time will be ten.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

OSG America Operating Company LLC will be able, at its option, to prepay all loans under the Partnership’s senior secured revolving credit facility at any time without penalty (other than customary LIBOR breakage costs).  The outstanding loans under the senior secured revolving credit facility will bear interest at a rate equal to LIBOR plus the applicable margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).

The new senior secured revolving credit facility will prevent the Partnership from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring the Partnership to adhere to certain financial covenants.

Note H—Taxes:

        All current and deferred tax liabilities were contributed to capital by OSG immediately prior to the Partnership’s initial public offering.

In 2006, OSG made an election under the American Jobs Creation Act of 2004, effective for years commencing with 2005, to have its qualifying U.S. flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, the Predecessor’s taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels did not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

The significant components of deferred tax liabilities at December 31, 2006 follow:

In thousands
Excess of book over tax basis of depreciable or amortizable assets – net	$72,204
Costs capitalized and amortized for book, expensed for tax	1,474
Other – net	1,559
Total deferred tax liabilities (long-term)	$75,237

The components of the Predecessor’s provisions for federal income taxes follow:

	January 1 – November 14,	Year Ended December 31,
In thousands	2007	2006	2005
Current	$(1,114)	$1,921	$4,400
Deferred	3,162	(1,153)	(3,075)
	$2,048	$768	$1,325

        Reconciliations of the Predecessor’s actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

	January 1 – November 14,	Year Ended December 31,
In thousands	2007	2006	2005
Actual federal income tax provision rate	26.9%	9.0%	39.8%
Adjustments:
Tonnage tax exclusion	26.5%	27.6%	(4.8)%
Amortization of intangibles	(18.4)%	(1.6)%	—
U.S. statutory income tax provision rate	35.0%	35.0%	35.0%

Note I — Leases:

Charters-in:

As of December 31, 2007, the Partnership had commitments to bareboat charter-in ten vessels.  Eight of such charter-ins are, or will be, accounted for as operating leases.  The future minimum commitments and related number of operating days under these operating leases are as follows:

	As of December 31, 2007
In thousands	Amount	Operating Days
2008	$30,154	1,439
2009	51,791	2,378
2010	61,539	2,787
2011	64,331	2,920
2012	64,306	2,928
Thereafter	150,944	5,256
Total	$423,065	17,708

The future minimum commitments under two bareboat charters-in that are classified as capital leases are as follows:

In thousands	As of December 31, 2007
2008	$8,884
2009	9,692
2010	9,691
2011	8,103
Net minimum lease payments	36,370
Less amount representing interest	(6,149)
Total	$30,221

In June 2005, OSG signed agreements to bareboat charter ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”), which order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Corporation (“ASC”), an affiliate of APSI, which will bareboat charter the eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Three of these vessels, the Overseas Houston, Overseas Long Beach and Overseas Los Angeles, have already been delivered from the shipyard, in February, June and November 2007, respectively. The remaining five vessels are scheduled to be delivered from the shipyard between 2008 and early 2010. The bareboat charters will commence upon delivery of the vessels.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

	As of December 31, 2007
In thousands	Amount	Revenue Days
2008	$99,091	2,620
2009	119,833	2,712
2010	125,440	2,595
2011	106,750	2,173
2012	60,839	1,249
Thereafter	56,213	1,199
Total	$568,166	12,548

Revenues from a time charter are not generally received when a vessel is off-hire, including time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future.

The scheduled future minimum revenues should not be construed to reflect total shipping revenues for any of the periods.

Note J—Long-term Incentive Plan

In 2007, the Board of Directors of the general partner of the Partnership adopted the OSG America L.P. 2007 Omnibus Incentive Compensation Plan (the “Plan”) for directors and employees of the Partnership and its affiliates. The Plan currently permits the grant of awards covering an aggregate of 250,000 common units in the form of unit options, unit appreciation rights, restricted units, unsecured and unfunded restricted unit awards, performance units, cash incentive awards and other equity-based or equity-related awards. The Plan is administered by the Board of Directors of the general partner of the

Partnership. The Board of Directors, in its discretion, may terminate the Plan at any time and also reserves the right to alter or amend the Plan from time to time, including increasing the number of common units with respect to which awards may be granted subject to unitholder approval as required by the New York Stock Exchange. No change in any outstanding grant may be made, however, which would materially impair the rights of any participant without the consent of such participant.

Unit compensation expense for the period of November 15 through December 31, 2007 was not material to the Partnership’s Statement of Operations. As of December 31, 2007, there was $41,000 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 2.9 years. A summary of the status of the Partnership’s restricted unit awards as of December 31, 2007 and of changes in restricted units outstanding under the Partnership’s long-term incentive plan for the period of November 15 through December 31, 2007 follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit
Restricted unit awards outstanding at November 15, 2007	—	$—
Units granted	2,250	$19.00
Units vested	—	$—
Restricted unit awards outstanding at December 31, 2007	2,250	$19.00

Note K—Pension Plans:

        The Partnership makes contributions to jointly managed (company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan’s unfunded vested benefits in the event of withdrawal from or termination of such plans. Certain other seagoing personnel are covered under a defined contribution plan, the cost of which is funded as incurred. The costs of these plans were not material for the period November 15 through December 31, 2007, for the period January 1 through November 14, 2007, or for the years ended December 31, 2006 and 2005.

Note L—Fair Value Of Financial Instruments:

        Cash and cash equivalents.  The carrying amounts reported in the consolidated and Predecessor combined carve-out balance sheets for interest-bearing deposits approximate their fair value.

Debt, including capital leases.  The fair values of the Company’s fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

	As of December 31,
	2007		2006
In Thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$3,380	$3,380	$280	$280
Debt, including capital lease obligations	79,808	78,471	91,943	92,348

Note M — Commitments:

As of December 31, 2007, the Partnership had remaining commitments of $28,211,000 on non-cancelable contracts for the construction of two tugs (to be delivered in 2008 and 2009) and the double hulling of one existing barge (to be completed in 2008). We expect these commitments to be funded from existing cash on hand, borrowings under our revolving credit facility or additional long-term debt as required.

Note N — Quarterly Results of Operations (Unaudited):

				Quarter ended Dec. 31,
Results of Operations (in thousands, except per share and per unit amounts)	Quarter ended March 31,	Quarter ended June 30,	Quarter ended Sept. 30,	Oct. 1 through Nov. 14,	Nov. 15 through Dec. 31,	Combined
2007
Shipping revenues	$49,734	$49,366	$55,784	$27,987	$31,136	$59,123
Income from vessel operations	7,980	4,579	1,446	1,255	1,703	2,958
Net income (loss)	4,203	2,674	(1,577)	261	3,606	3,867
Basic net income (loss) per share	$215.52	$137.12	$(80.83)	$13.38	—	—
Diluted net income (loss) per share	$215.52	$137.12	$(80.83)	$13.38	—	—
Basic net income per unit	—	—	—	—	$0.12	—
Diluted net income per unit	—	—	—	—	$0.12	—
2006	—
Shipping revenues	$17,259	$20,578	$21,623	—	—	$29,392
Income from vessel operations	3,074	4,332	3,998	—	—	2,892
Net income	2,158	2,519	2,286	—	—	773
Basic net income per share	$1,438.93	$1,679.33	$1,524.53	—	—	$94.75
Income per share	$1,438.93	$1,679.33	$1,524.53	—	—	$94.75

INDEPENDENT AUDITORS’ REPORT

The Members
Alaska Tanker Company, LLC:

We have audited the accompanying balance sheets of Alaska Tanker Company, LLC (a Delaware limited liability company) as of December 31, 2007 and 2006, and the related statements of operations, members’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 8 to the financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Tanker Company, LLC as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

February 18, 2008

ALASKA TANKERS COMPANY, LLC

BALANCE SHEETS

	As of December 31,
	2007	2006
Assets
Current Assets:
Cash	$4,590,735	6,130,228
Due from members:
BP Oil	26,560,187	29,165,226
OSG	—	5,158
Other receivables	21,097	73,768
Prepaid expenses	553,646	660,424
Total current assets	31,725,665	36,034,804

Long term assets:
Other assets	926,218	775,813
Total assets	$32,651,883	36,810,617

Liabilities and Members’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,499,882	6,259,944
Accrued expenses (note 4)	10,212,011	9,516,407
Accrued dividend to members	15,316,393	18,159,823
Total current liabilities	29,028,286	33,936,174

Long term liabilities:
Other liabilities	6,610,981	2,774,443
Total long term liabilities	6,610,981	2,774,443
Total liabilities	35,639,267	36,710,617

Commitments and contingencies (notes 3 and 6)

Members’ equity (Deficit):
Members’ equity	100,000	100,000
Accumulated other comprehensive loss	(3,087,384)	—
Members’ equity (deficit)	(2,987,384)	100,000
Total liabilities and members’ equity (deficit)	$32,651,883	36,810,617

See accompanying notes to financial statements.

ALASKA TANKER COMPANY, LLC

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
Revenues	$143,565,531	136,287,792	160,767,828
Predelivery revenues (outside of time charters)	1,062,497	2,871,765	3,951,222
Total revenues	144,628,028	139,159,557	164,719,050

Cost of operations:
Payroll	31,634,274	30,899,151	38,389,245
Consumables	3,639,972	3,218,657	3,136,940
Insurance, net	1,298,750	1,699,149	1,874,574
Vessel repair	13,159,701	6,247,026	6,668,430
Drydock and customs	—	7,083,307	1,862,630
Fuel	41,465,437	39,427,153	53,528,517
Port charges	18,017,692	15,190,016	18,824,079
Other	4,303,433	3,774,272	3,208,847
New build expenses (projects outside warranty)	4,003,536	1,180,093	—
Total cost of operations	117,522,795	108,718,824	127,493,262

Administrative costs	10,726,343	8,988,573	10,108,147
Predelivery expenses (outside of time charters)	1,062,497	2,871,765	3,951,222
Severance costs	—	420,572	2,282,053
Net income	$15,316,393	18,159,823	20,884,366

Dividend declared to members	$15,316,393	18,159,823	20,884,366

See accompanying notes to financial statements.

ALASKA TANKER COMPANY, LLC

STATEMENTS OF MEMBERS’ EQUITY (DEFICIT)

Years ended December 31, 2007, 2006, and 2005

	OSG	Keystone	BP Oil	Members’ Equity	Accumulated other comprehensive loss		Members’ equity (deficit)
Balance, December 31, 2004	$37,500	37,500	25,000	100,000	—		100,000
Net Income	7,831,637	7,831,637	5,221,092	20,884,366	—		20,884,366
Dividend to members	(7,831,637)	(7,831,637)	(5,221,092)	(20,884,366)	—		(20,884,366)
Balance, December 31, 2005	37,500	37,500	25,000	100,000	—		100,000
Net Income	6,809,934	6,809,934	4,539,955	18,159,823	—		18,159,823
Dividend to members	(6,809,934)	(6,809,934)	(4,539,955)	(18,159,823)	—		(18,159,823)
Balance, December 31, 2006	37,500	37,500	25,000	100,000	—		100,000
Net Income	5,743,647	5,743,647	3,829,099	15,316,393	—		15,316,393
Dividend to members	(5,743,647)	(5,743,647)	(3,829,099)	(15,316,393)	—		(15,316,393)
Effect of adoption of provisions of SFAS No. 158	—	—	—	—	(3,087,384)		(3,087,384)
Balance, at December 31, 2007	$37,500	37,500	25,000	100,000	(3,087,384	)(A)	(2,987,384)

(A)                  The balance in accumulated other comprehensive loss relates to the adoption of SFAS No. 158 and resulted in an increase in defined benefit pension and post retirement benefit obligations on the balance sheet.  As this amount is amortized and recorded on the statement of operations, it will be reimbursed by BP Oil as set forth in the time charter agreements.

See accompanying notes to financial statements.

ALASKA TANKER COMPANY, LLC

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$15,316,393	18,159,823	20,884,366
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Due from members and other receivables	2,662,868	4,413,239	2,151,040
Prepaid expenses	106,778	(224,141)	481,608
Other assets	(160,011)	(184,326)	(194,350)
Accounts payable	(2,760,062)	4,594,766	(2,633,031)
Accrued expenses	695,604	(1,406,385)	(9,124,077)
Other liabilities	758,760	789,585	582,643
Net cash provided by operating activities	16,620,330	26,142,561	12,148,199
Cash flows from financing activities:
Increase (decrease) in checks outstanding in excess of cash deposits	—	(2,356,361)	1,674,256
Payment of dividend to members	(18,159,823)	(20,884,366)	(19,274,386)
Net cash used in financing activities	(18,159,823)	(23,240,727)	(17,600,130)
Net change in cash	(1,539,493)	2,901,834	(5,451,931)
Cash, beginning of year	6,130,228	3,228,394	8,680,325
Cash, end of year	$4,590,735	6,130,228	3,228,394

Supplemental disclosure of cash flow information:
Noncash financing activity:
Dividends declared	$15,316,393	18,159,823	20,884,366
Adoption of SFAS No. 158	3,087,384	—	—

See accompanying notes to financial statements.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

(1)                     Organization and Purpose

Alaska Tanker Company, LLC (ATC or the Company) was organized effective March 30, 1999 as a limited liability company in the state of Delaware for the purpose of chartering and operating vessels for the transportation of Alaskan produced crude oil to destinations designated by vessel charterers, and to provide tonnage planning and ship scheduling services to such vessel charterers.

The members of the Company and their respective ownership interests are BP Oil Shipping Company USA, Inc. (BP Oil), which owns 25%, Keystone Alaska, LLC (Keystone), which owns 37.5% and OSG America, LP (OSG), which owns 37.5%. The ownership interest held by OSG was previously held by Overseas Shipholding Group, Inc. until November 15, 2007, when the membership interest was transferred to OSG as part of its initial public offering. Total capital contributions of $100,000 were made upon formation of ATC and each Member contributed its percentage of initial contribution based on their proportionate ownership.

The term of the Company shall be perpetual unless dissolved or terminated by the members pursuant to the limited liability company agreement (Agreement). Disposition of a member’s interest can be made only in accordance with the Agreement which provides, among other things, that any member who wants to dispose of its membership interest (other than to an affiliate of the member) must (i) obtain approval of all of the other members; (ii) receive a bona fide offer to purchase its membership interest from a third party, (iii) offer to the other members to sell its membership interest on the same terms as the offer from the third party.

Pursuant to the Agreement, each member has agreed it will not resign, retire, or withdraw from the Company, except that BP Oil may withdraw as a member from the Company without cause, upon at least 120 days prior notice to the other members. The withdrawal of BP Oil will not affect the time charters (note 3) with BP Oil and the associated guarantees or other contractual relationships then in place.

Income, loss, and distributions are allocated among the members in accordance with their sharing ratios in effect at the time (currently BP Oil 25%, Keystone 37.5%, OSG 37.5%).

The management of the Company is vested in the member committee, which is composed of three representatives, one from each of the members of the Company. The representatives of Keystone and OSG have one and one half (1½) votes each and the representative of BP Oil has one (1) vote. The member committee may delegate and has delegated certain operating responsibilities and authority to employees of the Company.

(2)                     Summary of Significant Accounting Policies

(a)                      Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include valuation allowances for receivables and assets and liabilities related to employee benefits. Actual results could differ from those estimates.

(b)                      Revenue Recognition

Revenue is recorded pursuant to time charters (note 3) as expenses are incurred and incentive hire is earned. As discussed in note 3, payments under bareboat charters are not recorded by the Company in the accompanying financial statements as an expense nor is the corresponding revenue recorded. Revenue earned prior to the signing of the time charters is classified as preoperating revenue.

(c)                       Predelivery Expenses

Predelivery expenses represent amounts paid by ATC on behalf of BP Oil to prepare new vessels for operation. These amounts include the procurement of spare parts, stocking the ship with consumables, certain payroll expenses, and other costs incurred prior to the ship being ready to carry crude oil and crew members. These amounts are reimbursed by BP Oil and are classified as predelivery expenses.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

(d)                      Income Taxes

The Company is taxed as a partnership, accordingly, all income taxes are the responsibility of the members.

(e)                       Cash

Cash includes cash in banks and cash held onboard vessels in Master Cash Accounts.

(f)                         Prepaid Expenses

Prepaid expenses include primarily prepaid payroll and insurance costs at December 31, 2007 and 2006.

(g)                      Furniture, Fixtures and Equipment

All expenditures for furniture, fixtures and equipment are reimbursed by BP Oil. Accordingly, the net carrying value of furniture, fixtures and equipment is zero as of December 31, 2007 and 2006, respectively. As part of the formation of ATC, BP Oil provided approximately $853,000 of furniture, fixtures and equipment to the Company for use in the administration of its operations. The Company has been provided the furniture, fixtures and equipment from BP Oil for no charge. Additionally, certain equipment is being leased by the Company under operating leases (note 6).

(h)                      New Build Expenses

The Company incurs certain expenses upon receipt of new vessels to ensure they meet all safety criteria established by the Company. These expenses are subject to approval by BP prior to being incurred and are separately recorded for financial reporting purposes.

(i)                         Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)                     Charter Operations

ATC was formed to operate vessels that were chartered to BP Oil in the Alaskan crude oil trade. During 2006, ATC had bareboat charters for seven vessels. As of December 31, 2007, there were five remaining bareboat charters. A bareboat charter is a charter in which the owner leases an unmanned ship for a long period at a rate which covers any depreciation and a nominal return. The charterer mans, procures all supplies and provisions, insures, maintains, and repairs the vessel, and pays for all operating expenses.

The Company in turn charters the vessels under time charters to BP Oil. A time charter is a form of charter where the bareboat charterer leases the vessel and crew to the time charterer for a stipulated period of time. The charterer pays for the vessels’ fuel and port charges in addition to the time charter hire.

Each of the Company’s bareboat charters has a corresponding time charter with BP Oil covering identical periods. The time charters contain a basic charter hire payment which is the same as the charter hire payment required by the corresponding bareboat charter. ATC, as allowed by the time charters, has assigned the bareboat charter hire payments to be made directly by BP Oil to the shipowners or other person as designated by the shipowner. In addition, if a bareboat charter is terminated by the Company, the termination payment required under the bareboat charter will be paid by BP Oil pursuant to the corresponding time charter. The time charters also include supplemental charter hire payments which consist primarily of reimbursement of the Company’s operating expenses. In addition, as discussed below, the time charters contain a provision for an incentive hire payment. The maximum incentive hire payment available per vessel for the year ended December 31, 2007 is $2,243,333 (adjusted annually by the consumer price index).

As ATC is merely an operator of the vessels under the time charters, the accompanying financial statements reflect only the operating expenses for the vessels and administration costs as well as the revenues from BP Oil to fund those operations plus the incentive hire. BP Oil is responsible for paying all operating costs incurred by ATC. Total bareboat charter payments made directly by BP Oil to the shipowners, or others as designated, and not reflected in the accompanying financial statements for the years ended December 31, 2007, 2006 and 2005 were approximately

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

$90,162,000, $96,510,000 and $86,980,000, respectively. Included in the 2007 amount is approximately $2,043,000 related to final payments for one ship that was taken out of service.

The bareboat and time charter periods are the same for each individual vessel and expire on varying dates from 2007 through 2023.

As noted above, the time charters between ATC and BP Oil make provisions for the payment of incentive hire payments. These payments are made upon meeting certain performance measure parameters as contractually defined in the time charter. The performance targets and assessment of achievement is agreed upon annually by the member committee. For the years ended December 31, 2007, 2006 and 2005, the Company achieved incentive hire payments totaling $15,316,393, $18,159,823 and $20,884,366, respectively. The amount is shared by the members of the Company based upon their sharing ratios and is shown as dividends to members in the accompanying financial statements. Included in the 2007 incentive hire is $4,186,060, related to vessels that were taken out of service in 2005 and 2006.

ATC does not own any vessels nor does it have any options to acquire vessels under the bareboat charter.

(4)                     Accrued Expenses

Accrued expenses consist of the following at December 31, 2007 and 2006:

	2007	2006
Salaries and wages	$3,476,367	1,835,387
Drydock and vessel repairs	2,200,230	1,850,465
Voyage expenses	878,061	924,641
Administrative expenses	1,303,038	1,343,747
Retirement and medical plans	481,894	828,187
Other	1,872,421	2,733,980
Total	$10,212,011	9,516,407

Included in drydock and vessel repairs are customs charges totaling approximately $1,500,000 at December 31, 2007 and 2006.

(5)                     Severance Costs

The Company reduced its fleet size in 2005 and as a result, 16 employees were given severance packages. Termination benefits were communicated to the affected employees prior to year-end. This reduction primarily impacted certain shore staff, masters and chief mates. Employee severance costs primarily included severance benefits and notice pay. Severance costs of approximately $0, $421,000 and $2,282,000 were expensed in 2007, 2006, and 2005, respectively, of which approximately $0 is included in other accrued expenses at December 31, 2007.

The following table displays a rollforward of accruals established for restructuring:

Severance and related costs:
Accrual at December 31, 2005	$1,226,786
2006 charges	327,670
2006 amounts paid	(1,452,456)
Accrual at December 31, 2006	102,000
2007 amounts paid	(102,000)
Accrual at December 31, 2007	$—

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

(6)                     Commitments and Contingencies

(a)                      Operating Leases

The Company leases certain office space, equipment and vehicles under noncancelable operating lease agreements. The lease terms vary as do the Company’s renewal options. Expenses related to the leases totaled approximately $353,000, $456,000 and $526,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Future annual lease payments are summarized as follows:

Year ending December 31:
2008	$324,887
2009	288,026
2010	296,355
2011	301,948
2012	311,008
Thereafter	509,265
$2,031,489

(b)                      Contingencies

We are currently a party to various claims and legal proceedings in addition to those noted above. If management believes that a loss arising from these matters is probable and can reasonably be estimated, we record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

(7)                     401(k) Plan

The Company has a defined contribution plan with 401(k) provisions covering all full-time employees other than those subject to collective bargaining with a union and independent contractors. Employees become eligible upon completion of one year of employment, 1,000 hours of service and age 21. Eligible employees may contribute in increments of 1% of eligible compensation, depending on their eligibility, subject to certain Internal Revenue Service (IRS) imposed limitations. The Company will match each dollar of employee savings with $0.75 up to a maximum of 6% of eligible compensation. The Company may, in its sole discretion, change the percentage of its contribution on a prospective basis. The employee contributions are always 100% vested. In 2005, the Company’s contributions were vested upon completion of five years of service. Effective January 1, 2006, Company contributions to the 401(k) plan are vested upon the completion of three years of service. For the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $168,000, $158,000 and $173,000, respectively.

(8)                     Retirement Plans

The Company offers a defined benefit plan and a postretirement benefit plan for its employees.

(a)                      Adoption of SFAS No. 158

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), (SFAS No. 158), which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

assets and obligations as of the date of the Company’s fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements was effective as of December 31, 2007. The Company has historically used a December 31 measurement date.

The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2007 and the adoption of this accounting pronouncement resulted in $3,087,384 in accumulated other comprehensive loss in members’ equity (deficit), a $9,606 decrease in total assets and a $3,077,778 increase in total liabilities to record unamortized losses related to the postretirement benefit plan. These losses occurred due to the reduction in the discount rate in prior years and the increase in benefits that arise when participants meet the eligibility requirements. These unamortized losses will be reclassified to the statement of operations over the estimated remaining years to retirement of the participants.

This accounting change does not allow retroactive application.

The following is the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet at December 31, 2007.

	Before		After
	application of		application of
	SFAS. No. 158	Adjustments	SFAS. No. 158
Other assets, net	$935,824	(9,606)	926,218
Total assets	32,906,206	(9,606)	32,896,600
Other liabilities, net	3,533,203	3,077,778	6,610,981
Total liabilities	32,806,206	3,077,778	35,883,984
Accumulated other
comprehensive loss	—	(3,087,384)	(3,087,384)
Total members’ equity (deficit)	100,000	(3,087,384)	(2,987,384)

(b)                      Defined Benefit Pension Plan

The Company maintains a noncontributory defined benefit pension plan (the Plan) for substantially all of its employees. Employees become eligible upon completion of one year of employment. The Company’s current funding policy is to contribute the net periodic pension cost accrued each year, to the extent it falls between the minimum required and maximum tax deductible contribution for the year. The Company’s annual pension contribution is based on independent actuarial computations.

The Company terminated the Plan effective December 31, 2005 subject to IRS approval. As a result any benefit credits that otherwise would have been earned after 2005 were eliminated. This resulted in a plan curtailment and the unrecognized prior service cost being fully amortized at December 31, 2005.

Additionally, the Company maintained a supplemental noncontributory defined benefit pension plan (Supplemental Plan). Together with the Plan, the Supplemental Plan provided benefits for certain employees who exceed allowable amounts under the Plan. This Plan was terminated as of December 31, 2005 and a curtailment and settlement resulted. Any remaining benefits were transferred to a supplemental capital appreciation plan.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

The following are the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

	2007	2006
Net loss	$9,606	—
	$9,606	—

Amounts recognized in accumulated other comprehensive loss are as follows:

	2007	2006
Adjustment to initially apply SFAS No.158:
Net loss	$9,606	—
	$9,606	—

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

The following is a breakdown of certain aggregate components of the Plan at December 31, 2007 and 2006 (measurement date of the Plan is December 31):

	2007	2006
Projected benefit obligation	$(4,938,802)	(4,858,453)
Fair value of plan assets	5,865,020	5,757,532
Funded status	$926,218	899,079
Accumulated benefit obligation	$(4,938,802)	(4,858,453)

Amounts recognized in the balance sheets at December 31:

	2007	2006
Noncurrent assets	$926,218	775,813
Accumulated other comprehensive	9,606	—
Net amount recognized	$935,824	775,813

The weighted average assumptions used to determine the benefit obligation at December 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.00%	6.00%
Expected long-term rate of return on	8.00%	8.00%
Rate of increase in future compensation levels	—	—

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

The following is a breakdown of aggregate pension benefits for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Pension benefit (cost)	$160,011	184,326	(1,304,905)
Employer contribution	—	—	1,200,000
Benefits paid	(243,944)	(2,014,292)	(422,189)

The weighted average assumptions used to determine the net benefit (cost) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of increase in future compensation levels	—	—	5.50

The Company’s overall expected long-term rate of return on assets is 8%. The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories. The return is based exclusively on historical returns without adjustments.

Plan Assets

The Plan’s assets are invested to maximize returns and minimize risk to the participants in the Plan. This strategy also involves monitoring investment allocations to ensure appropriate diversification of assets and performance. The Company has established targeted asset allocations for the Plan. These targets do not represent strict requirements, but are intended as general guidelines. The targeted allocation percentages are: fixed income 60% and equities 40%.

The Plan’s asset allocation at December 31, 2007 and 2006, by asset category are as follows:

	Plan assets at December 31
	2007	2006
Mutual funds – equities	51%	40%
Mutual funds – fixed income	15	48
Corporate debt instruments	—	2
U.S. government securities	9	2
Interest-bearing cash	25	8
Total	100%	100%

Cash Flows

The Company expects to contribute $0 to the Plans in 2008.

The Plan’s assets will be distributed to participants upon IRS and Pension Benefit Guarantee Corporation approval of the Plan’s termination. The Company expects such approvals to occur during 2007. Benefit payments will be made as terminated employees request payouts prior to the final distribution. The distribution will be approximately $4,950,000 when the termination occurs.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

(c)                       Postretirement Plan

The Company has a postretirement medical and life insurance plan (the Postretirement Plan) that provides benefits to shore-based employees and nonunion licensed deck officers at least 55 years of age with 10 years or more of service as defined.

The following are the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

	2007	2006
Net loss	$2,848,846	—
Net prior service cost	228,932	—
	$3,077,778	—

Amounts recognized in accumulated other comprehensive loss are as follows

	2007	2006
Adjustment to initially apply SFAS No.158:
Net loss	$2,848,846	—
Net prior service cost	228,932	—
	$3,077,778	—

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $320,000.

The following is a breakdown of certain aggregate components of the Postretirement Plan at December 31, 2007 and 2006 (measurement date of the Postretirement Plan is December 31):

	2007	2006
Projected benefit obligation	$(6,803,364)	(6,369,658)
Fair value of plan assets	—	—
Funded status	$(6,803,364)	(6,369,658)
Accumulated benefit obligation	$(6,803,364)	(6,369,658)

Amounts recognized in the balance sheets at December 31:

	2007	2006
Current liabilities	$(192,383)	(151,564)
Noncurrent liabilities	(6,610,981)	(2,774,443)
Accumulated other comprehensive income	3,077,778	—
Net amount recognized	$(3,725,586)	(2,926,007)

Unrecognized prior service costs are attributed to participants qualified to be participants in prior plans sponsored by the members of the Company.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

The following is a breakdown of postretirement benefits for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Benefit cost	$1,005,842	1,044,059	691,088
Employer and employee contributions	237,065	212,469	121,889
Benefits paid	206,263	185,910	105,997

The weighted average assumptions used to determine the benefit obligation as of December 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.00%	6.00%

The weighted average assumptions used to determine the net benefit cost for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%

The Company determines the discount rate based on Moody’s Aa bonds.

Healthcare cost trend rates for 2007 were increased to 9%, decreasing yearly by 1% to 5% in 2012. A 1% increase in the assumed healthcare cost trend would increase the benefit cost by $123,841 and the benefit obligation by $1,152,458. A 1% decrease in the assumed healthcare cost trend would reduce the benefit cost by $98,575 and the benefit obligation by $935,602.

Cash Flows

The Company expects to make benefit payments of approximately $192,000 to the Postretirement Plan in 2008.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid by the Postretirement Plan:

2008	$192,383
2009	220,230
2010	245,992
2011	273,675
2012	310,227
2013 – 2017	1,968,620

(9)                     Related-Party Transactions

The Company’s revenues are derived primarily from time charter hire revenues received from BP Oil. For the years ended December 31, 2007, 2006 and 2005, BP Oil billed the Company approximately $10,981,000, $461,000 and $6,496,000, respectively, for bunker fuel and $1,091,000, $236,000 and $558,000, respectively, for technical and engineering services, consumable lube products, vetting inspections, and lay-up services.

The Company received accounting and administrative support from Keystone Shipping (KS), an affiliate of Keystone through September 30, 2006. KS charged the Company, on a monthly basis, for the services provided at agreed-upon

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2007 and 2006

billing rates. For the years ended December 31, 2007, 2006 and 2005, KS billed the Company approximately $14,000, $387,000 and $448,000, respectively, for services provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).         CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer  (“CFO”), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Partnership’s management, including the CEO and CFO, concluded that the Partnership’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports the Partnership’s files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Partnership’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Partnership’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b)         Changes in internal control over financial reporting

There have been no material changes in the Partnership’s internal controls or in other factors that could materially affect these controls during the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OSG America LLC, as the general partner of OSG America L.P., manages our operations and activities. Unitholders are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operation.

Because we are a limited partnership, the listing standards of the New York Stock Exchange do not require our general partner to have a majority of independent directors or a nominating/corporate governance or compensation committee.

We are managed and operated by the directors and officers of our general partner. All of our operating personnel are employees of an affiliate of our general partner. The President of our general partner, Jonathan P. Whitworth, allocates his time between managing our business and affairs and the business and affairs of OSG. Mr. Whitworth is a Senior Vice President of OSG. The amount of time Mr. Whitworth allocates between our business and the businesses of OSG varies from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses.

Officers of our general partner and those individuals providing services to us or our subsidiaries may face a conflict regarding the allocation of their time between our business and the other business interests of OSG. Our general partner intends to seek to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

The following table provides information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position
Morten Arntzen	52	Chairman of the Board
Jonathan P. Whitworth	41	President, Chief Executive Officer and Director
Myles R. Itkin	60	Chief Financial Officer and Director
Robert E. Johnston	60	Director
Kathleen C. Haines	53	Director
James G. Dolphin	40	Director
Steven T. Benz	56	Director

Morten Arntzen is Chairman of the Board of Directors of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Arntzen has also served as President, Chief Executive Officer and a Director of OSG since January 2004. Prior to joining OSG, Mr. Arntzen was employed in various capacities by American Marine Advisors, Inc. (AMA), a U.S. based merchant banking firm specializing in the maritime industry, from 1997 to 2004, most recently serving as Chief Executive Officer.

Jonathan P. Whitworth is President, Chief Executive Officer and a Director of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Whitworth has also served as Senior Vice President and Head of U.S. Flag Strategic Business Unit of OSG since November 2006, which he joined in connection with OSG’s acquisition of Maritrans Inc. Prior to joining OSG, Mr. Whitworth served as President and Chief Executive Officer of Maritrans Inc. from May 2004. Prior to joining Maritrans Inc., Mr. Whitworth served from 2000 to May 2004 as Managing Director of Teekay Shipping (USA), Inc., with responsibility for business development, customer relations and sales for North and South America. Mr. Whitworth holds a Chief Officer’s license from the U.S. Coast Guard and sailed on U.S. flag tankers in the international trade before starting his shoreside career.

Myles R. Itkin is Chief Financial Officer and a Director of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Itkin has also served since 2006 as Executive Vice President of OSG (Senior Vice President from 1995 through 2006) and since 1995 as Chief Financial Officer and Treasurer of OSG.

Robert E. Johnston is a Director of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Johnston has also served since September 2005 as Senior Vice President and Head of Shipping Operations of OSG, with responsibility for all technical management of OSG’s international flag and U.S. flag fleets. Prior to that, Capt. Johnston served as Senior Vice President and Chief Commercial Officer of OSG since October 1998.

Kathleen C. Haines is a Director and chairs our audit committee and serves on our conflicts committee and our corporate governance committees. Ms. Haines currently serves as Chief Executive Officer of the transition company created following the sale of OMI Corporation (OMI), a $2.2 billion (assets) U.S.-based international shipping company. During her 18 year tenure at OMI, Ms. Haines served as Senior Vice President, Chief Financial Officer and Treasurer since August 2000.

James G. Dolphin is a Director and chairs our conflicts committee and serves on our corporate governance committee and audit committee. Mr. Dolphin is Managing Director and President of AMA Capital Partners LLC (AMA), a New York based boutique merchant bank focused on the transportation industry. Mr. Dolphin concentrates on mergers and acquisitions and strategic advisory work at AMA and also serves on the investment committees of the firm’s private equity funds. He was involved in the creation of Oceania Cruises and served on its board, audit committee and executive committee for four years until its sale to the private equity firm Apollo. Prior to joining AMA, Mr. Dolphin was a Principal in the management consulting firm Booz Allen Hamilton, leading the global maritime practice.

Steven T. Benz is a Director and chairs our corporate governance committee and serves on our conflicts committee and audit committee. Mr. Benz is Chief Executive Officer and President of Marine Spill Response Corporation (MSRC) a $450 million (assets) not-for-profit environmental company dedicated to the cleanup of petroleum and chemical spills by marine transportation companies and has served in that capacity for more than five years.

Meetings and Committees of the Board of Directors

Meetings

OSG America LLC’s board of directors (“BOD”) did not meet during fiscal 2007. During fiscal 2007, one Audit Committee meeting was held and attended by all Committee members.

Audit Committee

OSG America LLC has a standing Audit Committee consisting of Ms. Haines (Chairman) and Messrs. Benz and Dolphin. The Audit Committee met once in 2007. During a full year of operations, the Audit Committee is required to meet four times annually. The members of the Audit Committee must be independent. The board of directors of OSG America LLC has determined that all members of the Audit Committee are independent within the meaning of the listing standards of the New York Stock Exchange and the applicable rules of the Securities and Exchange Commission. In addition, the board of directors of OSG America LLC has determined that all members of the Audit Committee are financially literate and that Ms. Haines is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The members of the Audit Committee are appointed annually by the BOD.

The BOD has adopted a formal charter under which the Audit Committee operates. The charter governs the duties, responsibilities and conduct of the Audit Committee.

The primary responsibilities of the Audit Committee are to assist the BOD in overseeing (1) the quality and integrity of our financial statements and the financial reporting process, (2) compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent registered public accounting firm, and (4) the effectiveness of our internal audit function and adequacy of our internal controls. The Audit Committee has the sole authority to appoint, retain and terminate our independent registered public accounting firm, which reports directly to the Audit Committee.

The Audit Committee has established procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Corporate Governance Committee

OSG America LLC has a standing Corporate Governance Committee consisting of Messrs. Benz (Chairman) and Dolphin and Ms. Haines. The Corporate Governance Committee did not meet in 2007 and is not required to meet annually.

The BOD has adopted a formal charter under which the Corporate Governance Committee operates. The charter governs the duties, responsibilities and conduct of the Corporate Governance Committee.

The Corporate Governance Committee, among other tasks, (1) makes recommendations to the BOD as to the size of the BOD and the composition of its committees, (2) oversees the evaluation of the BOD and its committees, (3) develops, recommends to the BOD, reviews and updates the corporate governance principles, policies and practices and independence standards and monitors compliance, (4) oversees director compensation and administers the OSG America L.P. 2007 Omnibus Incentive Compensation Plan, and (5) shapes the corporate governance of the Partnership.

Conflicts Committee

OSG America LLC has a standing Conflicts Committee consisting of Messrs. Dolphin (Chairman) and Benz and Ms. Haines. The Conflicts Committee did not meet in 2007 and is not required to meet annually.

The BOD has adopted a formal charter under which the Conflicts Committee operates. The charter governs the duties, responsibilities and conduct of the Conflicts Committee.

The Conflicts Committee reviews specific matters that the BOD believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement.

Director Independence

For information on director independence, please read “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Policies and Procedures for Approval of Related Person Transactions

The Conflicts Committee is responsible for reviewing and approving any related person transaction.

Code of Business Conduct and Ethics

The BOD has adopted a code of business conduct and ethics which is an extension of the Code of Business Conduct and Ethics of our affiliate, Overseas Shipholding Group Inc. (“OSG”) for all employees, officers and directors of OSP and all employees of OSG and its affiliates who provide services to OSP. If any amendments are made to the code or if OSG America LLC grants any waiver, including any implicit waiver, from a provision of the code that the SEC or the New York Stock Exchange (“NYSE”) requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Corporate Governance Guidelines

The BOD has adopted corporate governance guidelines in accordance with the rules of the New York Stock Exchange.

Availability of Corporate Governance Documents

Copies of the board committee charters, code of business conduct and ethics and corporate governance guidelines are available, without charge, on our website at www.osgamerica.com and in print, free of charge, upon written request to the Investor Relations, OSG America L.P., Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL 33602.

Executive Sessions of the Board of Directors

Messrs. Benz and Dolphin and Ms. Haines, who are non-management directors of OSG America LLC, meet at regularly scheduled executive sessions without management. These meetings are chaired by a lead director.

Communications with Independent Directors

Persons wishing to communicate with our non-management directors may do so by writing to them at OSG America L.P., c/o Board of Directors, Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL 33602.

Reimbursement of Expenses of Our General Partner

Our general partner does not receive any management fee or other compensation for managing us. Our general partner and its other affiliates are reimbursed for expenses incurred on our behalf. These expenses include all expenses necessary or appropriate for the conduct of our business and allocable to us, as determined by our general partner.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% unitholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms.

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended December 31, 2007, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2007

Management has primary responsibility for maintaining effective internal control over financial reporting, for assessing the effectiveness of internal control over financial reporting and for preparation of the consolidated financial statements of the Partnership. The Partnership’s independent registered public accounting firm is responsible for performing an independent audit of the Partnership’s consolidated financial statements in accordance with auditing standards generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee this process on behalf of the Board of Directors. The Board has adopted a written Audit Committee Charter which is posted on the Partnership’s website at www.osgamerica.com.

In fulfilling its oversight responsibilities, the Audit Committee has met and held discussions with management and the Partnership’s independent registered public accounting firm concerning the quality of the accounting principles, the reasonableness of significant judgments and the adequacy of disclosures in the financial statements. Management represented to the Audit Committee that the Partnership’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the consolidated financial statements with management and the Partnership’s independent registered public accounting firm. The Audit Committee further discussed with the Partnership’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as amended. The Audit Committee met once during 2007. The members of the Audit Committee are considered to be independent because they satisfy the independent requirements for Board of Directors members prescribed by the NYSE listing standards and Rule 10A-3 under the 1934 Act.

The Partnership’s independent registered public accounting firm also provided to the Audit Committee the written disclosures and letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as amended, and the Audit Committee discussed with the independent registered public accounting firm their independence and considered the compatibility of nonaudit services with the registered public accounting firm’s independence.

Based upon the Audit Committee’s discussions with management and the Partnership’s independent registered public accounting firm, the Audit Committee’s review of the representations of management, the certifications of the Partnership’s chief executive officer and chief financial officer which are required by the Securities and Exchange Commission and the Sarbanes-Oxley Act of 2002, and the report and letter of the independent registered public accounting firm provided to the Audit Committee, the Audit Committee recommended to the Board of Directors (and the Board of Directors approved) that the audited consolidated financial statements referred to above be included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC. The Audit Committee has also approved the selection of Ernst & Young LLP as the Partnership’s independent registered public accounting firm for 2008.

Audit Committee:

Kathleen C. Haines, Chairman
Steven T. Benz
James G. Dolphin

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

We and our general partner were formed in May 2007. Because our Chairman, Mr. Arntzen, our President and Chief Executive Officer, Mr. Whitworth and our Chief Financial Officer, Mr. Itkin, are employees of OSG their compensation is set and paid by OSG and we reimburse OSG for time they spend on partnership matters. Officers and employees of our general partner or its affiliates participate in employee benefit plans and arrangements sponsored by OSG, our general partner, or their affiliates, including plans that may be established in the future.

Compensation of Directors

Officers of our general partner or OSG who also serve as directors of our general partner do not receive additional compensation for their service as directors. Each non-management director receives compensation for attending meetings of the board of directors, as well as committee meetings. Non-management directors receive a director fee of $30,000 per year as well as a grant of 750 common units, which vest ratably over three years. Members of the audit, conflicts and corporate governance committees each receive a committee fee of $5,000 per year per committee, and the chair of each of these committees receives an additional fee of $5,000 per year for serving in that role. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for actions associated with being a director.

The following table sets forth a summary of the compensation paid to non-employee directors in 2007:

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Steven T. Benz	$7,065	$607	$7,672
James G. Dolphin	$7,065	$607	$7,672
Kathleen C. Haines	$7,065	$607	$7,672

(1)                             Consists of annual Board fees, Board Chairman and committee fees and meeting fees.

(2)                             Unit awards represent the dollar amount recognized for financial statement reporting purposes with respect to 2007 for the fair value of restricted units granted in 2007 in accordance with SFAS 123R. Fair value of unit awards is calculated as the Partnership’s initial public offering price.

Long Term Incentive Plan

In 2007, the board of directors of our general partner adopted the OSG America L.P. 2007 Omnibus Incentive Compensation Plan (the “Plan”), pursuant to which directors, officers, employees and consultants of ours and our affiliates, including OSG and our general partner, who perform services for us are eligible to receive awards based on, or related to, our common units (“units”).

The Plan is administered by the board of directors of our general partner (the “Board”), who also interprets the Plan and establishes rules and regulations for its administration. The Board may designate a committee thereof to administer the Plan and to establish rules and regulations for its administration. The Plan limits the aggregate number of units that may be delivered pursuant to awards to 250,000 units.

The Plan permits the grant of various types of awards as determined by the Board in its sole discretion, including options, unit appreciation rights, restricted units, restricted unit awards, performance units, cash incentive awards and any other equity-based or equity-related awards. The Board has full power and authority to determine when and to whom awards will be granted and the amount, form of payment and other terms and conditions of each award, consistent with the terms of the Plan. Awards may vary between individuals, between classes of individuals, by year or on any other basis the Board determines to be appropriate. Awards may be granted in tandem with other awards, and will be evidenced by specific award agreements. The Board may amend or waive the terms and conditions, or accelerate exercisability, of any outstanding award, except that any amendment or waiver that would materially and adversely impair the rights of any holder of an outstanding award will require the consent of the holder.

Under the Plan, the Board is permitted and authorized to make awards that are denominated or payable in, valued by reference to, or otherwise based on or related to our units, including the following:

Unit Options. The holders of an option are entitled to purchase a number of units in the future at a specified exercise price per unit (which will not be less than the fair market value of a unit on the date of grant of the option, unless otherwise provided) in such a manner and subject to such terms and conditions as shall be determined by the Board. The units subject to each option generally vest in one or more installments over a specified period of service measured from the grant date of the option. Except as otherwise provided by the award agreement, options vest with respect to one-third of the units on each of the first three anniversaries of the date of grant. Options will not be exercisable after the tenth anniversary of the date of grant.

Unit Appreciation Rights. A unit appreciation right is an award that, upon exercise, entitles the holder to receive all or part of the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. The exercise price per unit of unit appreciation right will not be less than the fair market value of a unit on the date of grant of the unit appreciation right, unless otherwise provided. Such excess may be paid in units, cash, other property or a combination thereof, as determined by the Board in its discretion. Unit appreciation rights vest and become exercisable in accordance with a vesting schedule established by the Board.

Restricted Units and RUAs. A restricted unit is a unit that vests over a period of time and that during such time is subject to forfeiture. An RUA represents an unfunded and unsecured promise to deliver units, cash, other property or a combination thereof in accordance with the terms of the applicable award agreement. In general, restricted units and RUAs may not be sold, assigned, transferred, pledged or otherwise encumbered. The Board determines the period over which restricted units (and distributions related to such restricted units) and RUAs granted to eligible persons will vest and may, for example, base its determination upon the achievement of specified financial objectives.

Performance Units. Performance units give participants the right to receive payments in units, cash, other property or a combination thereof based solely upon the achievement of certain performance goals during a specified performance period. Subject to the terms of the Plan, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any performance award granted, the amount of any payment or transfer to be made pursuant to any performance award and any other terms and conditions of any performance award is determined by the Board.

Unit Grants. Units may be granted that vest in the grantee immediately upon issuance, subject to any terms and conditions as may be determined by the Board and any limitations under the Plan.

Cash Incentive Awards. A cash incentive award is an award payable to a participant in cash upon the attainment of performance goals established by the Board.

Subject to any applicable law, government regulation and the rules of the New York Stock Exchange, the Board has the right at any time to amend, modify or terminate the Plan, or any part of the Plan, from time to time, without unitholder approval; provided, however, that unitholder approval shall be required for any amendment that would, subject to certain exceptions:

•                  increase the maximum number of units for which awards may be granted under the Plan;

•                  decrease the exercise price of any option or unit appreciation right that, at the time of such decrease, has an exercise price that is greater than the then current fair market value of a unit or cancel, in exchange for cash or any other award, any such award; or

•                  change the class of employees or other individuals eligible to participate in the Plan.

No modification, amendment or termination of the Plan may be made that would materially and adversely affect the rights of any participant that has been granted awards under the Plan, without the consent of such participant, unless otherwise provided by the Board in the applicable award agreement.

In addition, the Board may at any time amend or terminate any outstanding award without approval of a participant; provided, however, that no such amendment or termination may be made that would materially and adversely impair the rights of any participant or holder of any award, without the consent of the participant or holder.

Any units subject to any award that expires or is terminated, cancelled or forfeited without the delivery of units will be available for future awards under the Plan. The units issuable under the Plan may be units issued by us, acquired by us on the open market, acquired by us from any other person, or a combination of the foregoing.

The Board may make adjustments in the terms and conditions of, and the criteria included in, awards in recognition of unusual or non-recurring events affecting us or our affiliates. In addition, unless otherwise provided for in the applicable award agreement, in the event of a change of control (unless provision is made in connection with the change of control for the assumption or substitution of outstanding awards), all outstanding awards shall immediately vest and be deemed exercisable and all restrictions shall lapse as of immediately prior to such change of control. The acceleration of vesting in the event of a change in control may be seen as an anti-takeover provision and may have the effect of discouraging a merger proposal, a takeover attempt or other efforts to gain control of us.

Unless earlier discontinued or terminated by the Board, the Plan will expire on the tenth anniversary of its date of adoption. No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Plan prior to expiration may extend beyond the end of such period through the award’s normal expiration date.

Our executive officers did not receive long-term incentive plan rewards in 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

The following table sets forth the beneficial ownership of units of OSG America Partners L.P. as of February 28, 2008 held by beneficial owners of 5% or more of the units, by each of the directors and executive officers of our general partner, and by all directors and executive officers of our general partner as a group. The address for all beneficial owners is 666 Third Avenue, 5th Floor, New York, New York 10017, except for Mr. Whitworth, whose address is Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, Florida 33602.

Name of Beneficial Owner	Common Units	% of Common Units		Subordinated Units	% of Subordinated Units		% of Total Common and Subordinated Units
Overseas Shipholding Group, Inc.(1)(2)	7,500,000	50.0		15,000,000	100.0		75.0%
Morten Arntzen	0		*	0		*		*
Jonathan P. Whitworth	13,000		*	0		*		*
Myles R. Itkin	0		*	0		*		*
Robert E. Johnston	10,000		*	0		*		*
Kathleen C. Haines	750		*	0		*		*
James G. Dolphin	750		*	0		*		*
Steven T. Benz	8,150		*	0		*		*
All executive officers, directors and director nominees as a group (7 persons)(3)	32,650		*	0		*		*

*      Less than 1%

(1)           Overseas Shipholding Group, Inc., or OSG, is the ultimate parent company of OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation and OSG Ship Management, Inc. and therefore may be deemed to beneficially own the 7,500,000 common units and 15,000,000 subordinated units, in aggregate, held by OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation and OSG Ship Management, Inc.

(2)           Excludes the 2% general partner interest held by our general partner, a wholly owned subsidiary of OSG.

(3)           Excludes units owned by OSG, on the board of which serves a director of our general partner, Morten Arntzen. In addition Jonathan P. Whitworth, our general partner’s Chief Executive Officer, President and a Director, is OSG’s Senior Vice President and Head of U.S. Flag Strategic Business Unit, Myles R. Itkin, our general partner’s Chief Financial Officer and a Director, is OSG’s Executive Vice President, Chief Financial Officer and Treasurer and Robert E. Johnston, a Director of our general partner, is Senior Vice President and Head of Shipping Operations of OSG.

The following table sets forth, as of February 28, 2008, the number of shares of common stock of OSG, the ultimate parent company of our general partner, owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Shares of Common Stock	% of Common Stock
Morten Arntzen(1)	368,557	1%
Jonathan P. Whitworth(2)	12,538		*
Myles R. Itkin(3)	47,286		*
Robert E. Johnston(4)	42,869		*
Kathleen C. Haines	0		*
James G. Dolphin	0		*
Steven T. Benz	0		*
All executive officers, directors and director nominees as a group (7 persons)	471,250		*

*      Less than 1%

(1)   Includes 244,833 shares of common stock issuable upon exercise of stock options.

(2)   Includes 4,823 shares of common stock issuable upon the exercise of stock options.

(3)   Includes 26,823 shares of common stock issuable upon the exercise of stock options.

(4)   Includes 21,723 shares of common stock issuable upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

OSG, the owner of our general partner, owns 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in us. In addition, our general partner, a wholly owned subsidiary of OSG, owns a 2% general partner interest in us and all of the incentive distribution rights.

Distributions and Payments to our General Partner and Its Affiliates

We generally distribute 98% to unitholders (including OSG, the owner of our general partner and the holder of 7,500,000 common units and 15,000,000 subordinated units) and make the remaining 2% to our general partner. If distributions exceed the $0.375 per unit minimum quarterly distribution and other higher target levels, our general partner, as the holder of the incentive distribution rights, is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distribution as “incentive distribution rights”. Please read “Cash Distribution Policy —Incentive Distribution Rights” in Item 5 of this report. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, but no distributions in excess of the full minimum quarterly distribution, our general partner would receive an annual distribution of approximately $0.9 million on its 2% general partner interest and OSG would receive an annual distribution of approximately $33.8 million on its common units and subordinated units.

Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its other affiliates are entitled to reimbursement for all direct and indirect expenses they incur on our behalf. In addition, we and certain of our operating subsidiaries (and any of our future operating subsidiaries may) pay fees to certain subsidiaries of OSG for strategic consulting, advisory, ship management, technical and administrative services. Our general partner will determine the amount of these reimbursable expenses and will negotiate these fees. These reimbursed expenses totaled approximately $2.9 million for the year ended December 31, 2007.

If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Omnibus Agreement

Upon the completion of our initial public offering, we entered into an omnibus agreement with OSG and our general partner. The following discussion describes provisions of the omnibus agreement.

Noncompetition

Under the omnibus agreement, OSG agrees, and will cause its controlled affiliates (other than us, our general partner and our subsidiaries) to agree, not to engage in or acquire or invest in any business that provides marine transportation, distribution and logistics services in connection with the transportation of crude oil and refined petroleum products by water between points in the United States to which the U.S. coastwise laws apply, to the extent such business generates qualifying income for federal income tax purposes. This restriction will not prevent OSG or any of its controlled affiliates (other than us and our subsidiaries) from:

•                  engaging in, or acquiring or investing in any business with the approval of the conflicts committee of our general partner;

•                  continuing any business conducted by OSG or any of its subsidiaries at the time of completion of our initial public offering;

•                  owning, operating or chartering any Jones Act product carriers and barges acquired if OSG has first offered us the opportunity to acquire such Jones Act product carriers and barges and related charters, subject to negotiation of a purchase price, and our general partner, with the approval of the conflicts committee, has elected not to acquire such Jones Act product carriers and barges;

•                  entering into any arrangement for the construction of newbuild Jones Act product carriers and barges and chartering such newbuild Jones Act product carriers and barges to a third party not affiliated with OSG and, upon delivery of any such Jones Act tank vessel, owning, operating or chartering such Jones Act tank vessel. However, at least 180 days prior to the scheduled delivery date of any such Jones Act tank vessel, OSG must offer to transfer such Jones Act tank vessel and related charters to us, subject to negotiation of a purchase price;

•                  owning, operating or chartering any Jones Act product carriers and barges that relate to a bid or award for a proposed Jones Act project that OSG or any of its subsidiaries has submitted or hereafter submits or receives. However, at least 180 days prior to the scheduled delivery date of any such Jones Act product carrier and/or barge, OSG must offer to transfer such Jones Act product carrier and/or barge and related charters to us, subject to negotiation of a purchase price;

•                  owning, operating or chartering Jones Act product carriers and barges subject to the offers to us described in the immediately preceding three paragraphs pending our general partner’s determination whether to accept such offers and pending the closing of any offers we accept;

•                  acquiring, operating or chartering Jones Act product carriers and barges and related charters if our general partner has previously advised OSG that the board of directors of our general partner has elected, with the approval of its conflicts committee, not to cause us or our subsidiaries to acquire or operate such Jones Act product carriers and barges and related charters;

•                  providing ship management services for Jones Act product carriers and barges; or

•                  acquiring up to a 9.9% equity ownership, voting or profit participation interest in any publicly-traded company that engages in, acquires or invests in any business that owns, operates or charters Jones Act product carriers and barges.

If OSG or any of its controlled affiliates (other than us or our subsidiaries) owns, operates or charters Jones Act product carriers and barges pursuant to any of the exceptions described above, it may not subsequently expand that portion of its business other than pursuant to those exceptions.

If OSG or its affiliates no longer control our general partner or there is a change of control of OSG, our general partner or OSG, respectively, may terminate the noncompetition provisions of the omnibus agreement.

Options to Acquire Additional Jones Act Vessels

Under the omnibus agreement, OSG granted to us options to purchase up to six newbuild articulated tug barges (“ATBs”) scheduled for delivery from Bender between late 2008 and late 2010 and to acquire from OSG the right to bareboat charter up to two newbuild product carriers and up to two newbuild shuttle tankers from Aker, scheduled for delivery between late 2009 and early 2011. The options with respect to the purchase of ATBs and the rights to bareboat charter newbuild product carriers will be exercisable prior to the first anniversary of the delivery of each vessel. The exercise of any of the options will be subject to the negotiation of the terms and conditions of transfer and the purchase price.

The purchase price would be determined according to a process in which, within 45 days after our notification that we wish to exercise the option, OSG would propose to our general partner the terms on which it would be willing to transfer the relevant vessel(s) to us. Within 45 days after receiving OSG’s proposed terms, we would propose a purchase price, which may be any combination of cash and outstanding partnership units for the vessel(s). If we and OSG cannot agree on a purchase price after negotiating in good faith for 50 days, then we and OSG will negotiate in good faith for a further 10-day period to agree on a cash-only purchase price for the vessel(s). If we and OSG cannot agree on a cash only purchase price after negotiating in good faith for 10 days, OSG would have the right to seek an alternative purchaser willing to pay at least 101% of the purchase price we proposed. If an alternative transaction on such terms has not been consummated within six months, we would have the right for 45 days to purchase the vessel(s) at the price we originally proposed.

To fund the exercise of an option, we would be required to use cash from operations, incur borrowings or raise capital through the sale of debt or additional equity securities. Our ability to obtain bank financing or to access the capital markets for future offerings may be limited by our financial condition at the time of any such financing or offering, as well as by adverse market conditions. Incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional equity securities may result in significant unitholder dilution and would increase the aggregate amount of cash required to meet our minimum quarterly distribution to unitholders.

Rights of First Offer on Jones Act Vessels

Under the omnibus agreement, we granted to OSG a right of first offer on any proposed sale, transfer or other disposition of any of our Jones Act product carriers and barges owned, operated or chartered by us or any of our subsidiaries, whether or not such vessels were acquired pursuant to the terms of the omnibus agreement or otherwise. Likewise, OSG agreed to grant a similar right of first offer to us for any Jones Act product carriers and barges it or its subsidiaries (other than us or our subsidiaries) might own from time to time. These rights of first offer will not apply to a sale, transfer or other disposition of vessels between any affiliated subsidiaries, or pursuant to the terms of any charter or other agreement with a charter party.

Prior to engaging in any negotiation regarding any vessel disposition we or OSG, as the case may be, will deliver a written notice to the other party setting forth the material terms and conditions of the proposed transaction. During the 60-day period after the delivery of such notice, we and OSG will negotiate in good faith to reach an agreement on the transaction. If we do not reach an agreement within such 60-day period, we or OSG, as the case may be, will be able within the next 180 days to sell, transfer or dispose of the vessel to a third party (or to agree in writing to undertake such transaction with a third party) on terms generally no less favorable to us or OSG, as the case may be, than those offered pursuant to the written notice.

If OSG or its affiliates no longer control our general partner or there is a change of control of OSG, our general partner or OSG, respectively, may terminate these rights of first offer provisions of the omnibus agreement.

Indemnification

Under the omnibus agreement, OSG indemnifies us for a period of five years after our initial public offering against certain environmental and toxic tort liabilities to the extent arising prior to the completion date of our initial public offering and relating to our assets and liabilities as of the completion of our initial public offering. Liabilities resulting from a change in law after the completion of this offering are excluded from the environmental indemnity.

OSG will also indemnify us for liabilities related to certain:

•                  defects in title to the assets contributed to us and any failure to obtain certain consents and permits necessary to conduct our business, which liabilities arise within three years after our initial public offering; and

•                  income tax liabilities attributable to the operation of the assets contributed to us prior to the time that they were contributed.

There is an aggregate cap of $10 million on the amount of indemnity coverage provided by OSG for environmental and toxic tort liabilities. With certain limited exceptions, no claim may be made under the environmental indemnity unless the aggregate dollar amount of all claims exceeds $500,000, in which case OSG is liable for claims only to the extent such aggregate amount exceeds $500,000.

Amendments

The omnibus agreement may not be amended without the prior approval of the conflicts committee of the board of directors of our general partner if the proposed amendment will, in the reasonable discretion of our general partner, adversely affect holders of our common units.

Management Agreement

We entered into a management agreement with OSG Ship Management, Inc. (“OSGM”), pursuant to which OSGM will provide certain commercial and technical management services to us in respect of the vessels in our fleet. In the event that we purchase or bareboat charter additional vessels, OSGM will also extend the commercial and technical management services provided pursuant to the management agreement to those additional vessels. These services will be provided in a commercially reasonable manner in accordance with customary ship management practice and under our direction. OSGM will provide these services to us directly but may subcontract for certain of these services with other entities, including other OSG subsidiaries.

The management services will include, among other things:

•                  the commercial and technical management of the vessel: managing day-to-day vessel operations including negotiating, executing and administering charters and other contracts with respect to employment of the vessels, monitoring payments thereunder, ensuring regulatory compliance, arranging for the vetting of vessels, providing competent personnel to supervise the maintenance and general efficiency of the vessels, arranging and supervising drydockings, repairs, alterations and the upkeep of the vessels to the required standards, arranging the supply of necessary stores, spares, water, lubricating oils and greases, procuring and arranging for port entrance, clearance and agency services, appointing counsel and handling and negotiating the settlement of all claims in connection with the operation of each vessel, appointing adjusters and surveyors and technical consultants as necessary, issuing voyage instructions and providing technical support,

•                  vessel maintenance and crewing: including supervising the maintenance and general efficiency of vessels, and ensuring the vessels are in seaworthy and good operating condition, selecting and engaging qualified officers and crew, ensuring compliance with the law of the vessels’ flag regarding crew manning levels, qualifications and certifications arranging for all training, transportation, board and lodging of the crew and negotiating the settlement and payment of all wages,

•                  purchasing and insurance: purchasing stores, supplies and parts for vessels and arranging insurance for vessels (including marine hull and machinery insurance, protection and indemnity insurance and war risk and oil pollution insurance).

We pay a fee to OSGM for such services that represent the reimbursement of the reasonable cost of any direct and indirect expenses it incurs in providing such services, plus an amount equal to four percent of the payroll cost of all the crew who serve on the vessels that are subject to the management agreement.

Under the management agreement, neither we nor OSGM is liable for failure to perform any of our or its obligations, respectively, under the management agreement by reason of any cause beyond our or its reasonable control.

In addition, OSGM has no liability for any loss arising in the course of the performance of the commercial and technical management services under the management agreement unless and to the extent that such loss is proved to have resulted solely from the gross negligence or willful default of OSGM or its employees, agents or subcontractors, in which case (except where such loss resulted from OSGM’s intentional personal act or omission, or recklessly and with knowledge that such loss would probably result) OSGM’s liability will be limited for each incident or series of related incidents.

We have also agreed, under the management agreement, to indemnify OSGM and its employees, agents and subcontractors against all actions which may be brought against them in connection with their performance of the management agreement and against and in respect of all costs and expenses they may suffer or incur due to defending or settling such action, provided however that such indemnity excludes any or all losses which may be caused by or due to the gross negligence or willful default of OSGM or its employees, agents or subcontractors.

Administrative Services Agreement

We entered into an administrative services agreement with OSGM, pursuant to which OSGM provides certain administrative management services to us, unless the provision of those services by OSGM would materially interfere with OSG’s operations.

The administrative services include:

•                  bookkeeping, audit and accounting services: assistance with the maintenance of our corporate books and records, assistance with the preparation of our tax returns and arranging for the provision of audit and accounting services;

•                  legal and insurance services: arranging for the provision of legal, insurance and other professional services and maintaining our existence and good standing in necessary jurisdictions;

•                  administrative and clerical services: assistance with office space, arranging meetings for our common unitholders pursuant to the partnership agreement, arranging the provision of IT services, providing all administrative services required for subsequent debt and equity financings and attending to all other administrative matters necessary to ensure the professional management of our business;

•                  banking and financial services: providing cash management including assistance with preparation of budgets, overseeing banking services and bank accounts, arranging for the deposit of funds, negotiating loan and credit terms with lenders and monitoring and maintaining compliance therewith;

•                  advisory services: assistance in complying with United States and other relevant securities laws;

•                  client and investor relations: arranging for the provision of, advisory, clerical and investor relations services to assist and support us in our communications with our common unitholders; and

•                  integration services: integration of any acquired businesses.

We reimburse OSGM for reasonable costs and expenses incurred in connection with the provision of these services within 15 days after OSGM submits to us an invoice for such costs and expenses, together with any supporting detail that may be reasonably required.

Under the administrative services agreement, we have agreed to indemnify OSGM and its employees against all actions which may be brought against them under the administrative services agreement including, without limitation, all actions brought under the environmental laws of any jurisdiction, and against and in respect of all costs and expenses they may suffer or incur due to defending or settling such actions; provided, however, that such indemnity excludes any or all losses which may be caused by or due to the fraud, gross negligence or willful misconduct of OSGM or its employees or agents.

Indemnification Agreements

We entered into indemnification agreements with each officer and director of our general partner. Each of these agreements, subject to certain limitations, require us to indemnify each indemnitee to the fullest extent permitted by our partnership agreement. This means, among other things, that we must indemnify the indemnitee against expenses (including attorneys’ fees and related disbursements) actually and reasonably incurred in connection with, and judgments, penalties, fines and amounts paid in settlement of an action, suit, claim or proceeding arising out of the fact that such person is or was an officer or director of our general partner, or is or was serving at our general partner’s request as a director, officer, employee or agent of another entity if such person meets the standard of conduct provided in our partnership agreement. Also as permitted under our partnership agreement, the indemnification agreements require us to advance expenses in defending such an action, provided that the indemnitee undertakes to repay any amounts so advanced if it is ultimately determined that such person is not entitled to be indemnified by us. We will also make each indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish such person’s right to indemnification, whether or not wholly successful.

Agreements Governing Bareboat Charters from Aker

We, OSG and Aker have entered into, or will enter into, various agreements governing the operation of the Jones Act product carriers and shuttle tankers, in respect of which OSG has granted us options to acquire the right to bareboat charter from Aker, in the event we do not exercise those options. See “Business—Bareboat Charters from Aker of Our Newbuilds—Profit Sharing” and “Business—Bareboat Charters from Aker of Our Newbuilds—Pooling Agreement.”

Director Independence

Under our Corporate Governance Guidelines, which incorporate the standards established by the New York Stock Exchange, the BOD must consist of at least three independent directors. As determined by the BOD, three of the seven members of the BOD have been determined to be independent under the Corporate Governance Guidelines because no relationship was identified that would automatically bar them from being characterized as independent, and any relationships identified were not so material as to impair their independence. The BOD annually reviews relationships that directors may have with the Partnership to make a determination of whether there are any material relationships that would preclude a director from being independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Ernst & Young LLP as independent registered public accounting firm for the Partnership for the year 2008. Ernst & Young LLP is a well known and well qualified firm of public accountants.

Audit Fees.   Audit fees incurred by the Partnership to Ernst & Young LLP in 2007 for professional services rendered for the audit of the Partnership’s annual financial statements for the year ended December 31, 2007, the review of the financial statements included in the Partnership’s Form 10-Q, as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC and other documents issued in connection with securities offerings, were $286,000.

Audit-Related Fees.   Audit-related fees incurred by the Partnership to Ernst & Young LLP in 2007 for accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services”, assistance with preparation of the registration statement and carve-out financial statements relating to the Partnership’s initial public offering, and assistance with internal control reporting requirements, were $0.

All Other Fees.   During 2007, no services were performed by, or fees incurred to, Ernst & Young LLP other than as described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)
The following consolidated financial statements of the Partnership are filed in response to Item 8.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheet at December 31, 2007 and Predecessor Combined Carve-Out Balance Sheet as of December 31, 2006.

Consolidated Statement of Operations for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Operations for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005.

Consolidated Statement of Cash Flows for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Cash Flows for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005.

Consolidated Statement of Changes in Partners’ Capital for the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Changes in Stockholders’ Deficiency for the period January 1, 2007 to November 14, 2007 and the years ended December 31, 2006 and 2005.

Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements.

(a)(2)	Schedules of the Partnership have been omitted since they are not applicable or are not required.

(a)(3)	The following exhibits are included in response to Item 15(b):

1.1

Underwriting Agreement dated as of November 8, 2007 by and between OSG America LLC, OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation, OSG Ship Management, Inc., and Overseas Shipholding Group, Inc, and the Underwriters party thereto (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Limited Partnership of OSG America L.P. dated August 9, 2007 (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-145341), as filed on August 10, 2007 and amended thereafter (the “Registration Statement”)).

3.2

Amended and Restated Agreement of Limited Partnership of OSG America L.P. dated as of November 15, 2007 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.3	Certificate of Formation of OSG America LLC dated May 14, 2007 (incorporated by reference to Exhibit 3.3 to the Registration Statement).

3.4

Amended and Restated Limited Liability Company Agreement of OSG America LLC dated as of November 15, 2007 (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.1

Senior Secured Revolving Credit Facility Agreement dated as of November 15, 2007 among OSG America Operating Company LLC, the Registrant, the other subsidiaries of the Registrant party thereto as guarantors, the lenders party thereto, ING Bank N.V., London Branch as facility agent, security trustee and issuing lender and ING Bank N.V., London Branch and DnB NOR Bank ASA as mandated lead arrangers and bookrunners (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.2

Amended and Restated Contribution, Conveyance and Assumption Agreement dated as of November 15, 2007 among OSG Bulk Ships, Inc., OSG Ship Management, Inc., OSGAMLP One Percent Interest Corporation, OSG America LLC, the Registrant and OSG America Operating Company LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.3

Omnibus Agreement dated as of November 15, 2007 among Overseas Shipholding Group, Inc., OSG America LLC and the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.4

Management Agreement dated as of November 15, 2007 among OSG Ship Management, Inc., the Registrant and the subsidiaries of the Registrant party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.5

Administrative Services Agreement dated as of November 15, 2007 between OSG Ship Management, Inc. and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.1

Director and Officer Indemnity Agreement – Morten Arntzen dated May 14, 2007 (filed as Exhibit 10.6.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.2

Director and Officer Indemnity Agreement – Jonathan P. Whitworth dated May 14, 2007 (filed as Exhibit 10.6.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.3

Director and Officer Indemnity Agreement – Myles R. Itkin dated May 14, 2007 (filed as Exhibit 10.6.3 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.4

Director and Officer Indemnity Agreement – Robert E. Johnston dated May 14, 2007 (filed as Exhibit 10.6.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.5

Director and Officer Indemnity Agreement – Kathleen C. Haines dated November 9, 2007 (filed as Exhibit 10.6.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.6

Director and Officer Indemnity Agreement – James G. Dolphin dated November 9, 2007 (filed as Exhibit 10.6.6 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.7

Director and Officer Indemnity Agreement – Steven T. Benz dated November 9, 2007 (filed as Exhibit 10.6.7 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.7	OSG America L.P. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to the

Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

**21	List of subsidiaries of the registrant.

**23	Consent of Independent Registered Public Accounting Firm of the registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of Alaska Tanker Company, LLC.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.

by OSG America LLC, its general partner

/s/ Jonathan P. Whitworth
Jonathan P. Whitworth
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Date

/s/ Morten Arntzen	March 12, 2008
Morten Arntzen
Chairman of the Board

/s/ Jonathan P. Whitworth	March 12, 2008
Jonathan P. Whitworth
Principal Executive Officer and Director

/s/ Myles R. Itkin	March 12, 2008
Myles R. Itkin
Principal Financial Officer,
Principal Accounting Officer and Director

/s/ Robert E. Johnston	March 12, 2008
Robert E. Johnston
Director

/s/ Kathleen C. Haines	March 12, 2008
Kathleen C. Haines
Director

/s/ James G. Dolphin	March 12, 2008
James G. Dolphin
Director

/s/ Steven T. Benz	March 12, 2008
Steven T. Benz
Director

EXHIBIT INDEX

1.1

Underwriting Agreement dated as of November 8, 2007 by and between OSG America LLC, OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation, OSG Ship Management, Inc., and Overseas Shipholding Group, Inc, and the Underwriters party thereto (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.1

Amended and Restated Certificate of Limited Partnership of OSG America L.P. dated August 9, 2007 (incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-1 (Registration No. 333-145341), as filed on August 10, 2007 and amended thereafter (the “Registration Statement”)).

3.2

Amended and Restated Agreement of Limited Partnership of OSG America L.P. dated as of November 15, 2007 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

3.3	Certificate of Formation of OSG America LLC dated May 14, 2007 (incorporated by reference to Exhibit 3.3 to the Registration Statement).

3.4

Amended and Restated Limited Liability Company Agreement of OSG America LLC dated as of November 15, 2007 (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.1

Senior Secured Revolving Credit Facility Agreement dated as of November 15, 2007 among OSG America Operating Company LLC, the Registrant, the other subsidiaries of the Registrant party thereto as guarantors, the lenders party thereto, ING Bank N.V., London Branch as facility agent, security trustee and issuing lender and ING Bank N.V., London Branch and DnB NOR Bank ASA as mandated lead arrangers and bookrunners (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.2

Amended and Restated Contribution, Conveyance and Assumption Agreement dated as of November 15, 2007 among OSG Bulk Ships, Inc., OSG Ship Management, Inc., OSGAMLP One Percent Interest Corporation, OSG America LLC, the Registrant and OSG America Operating Company LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.3

Omnibus Agreement dated as of November 15, 2007 among Overseas Shipholding Group, Inc., OSG America LLC and the Registrant (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.4

Management Agreement dated as of November 15, 2007 among OSG Ship Management, Inc., the Registrant and the subsidiaries of the Registrant party thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.5

Administrative Services Agreement dated as of November 15, 2007 between OSG Ship Management, Inc. and the Registrant (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.1

Director and Officer Indemnity Agreement – Morten Arntzen dated May 14, 2007 (filed as Exhibit 10.6.1 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.2

Director and Officer Indemnity Agreement – Jonathan P. Whitworth dated May 14, 2007 (filed as Exhibit 10.6.2 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.3

Director and Officer Indemnity Agreement – Myles R. Itkin dated May 14, 2007 (filed as Exhibit 10.6.3 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.4

Director and Officer Indemnity Agreement – Robert E. Johnston dated May 14, 2007 (filed as Exhibit 10.6.4 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.5

Director and Officer Indemnity Agreement – Kathleen C. Haines dated November 9, 2007 (filed as Exhibit 10.6.5 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.6

Director and Officer Indemnity Agreement – James G. Dolphin dated November 9, 2007 (filed as Exhibit 10.6.6 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.6.7

Director and Officer Indemnity Agreement – Steven T. Benz dated November 9, 2007 (filed as Exhibit 10.6.7 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*10.7

OSG America L.P. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

**21	List of subsidiaries of the registrant.

**23	Consent of Independent Registered Public Accounting Firm of the registrant.

**23.1	Consent of Independent Registered Public Accounting Firm of Alaska Tanker Company, LLC.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:

Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

(1)	The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)	The Exhibits which have not previously been filed or listed are marked with two asterisks (**).