Form 10-Q
period 2008-03-31
OSG America L.P.
filed 2008-05-05
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

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

The number of common units outstanding as of April 30, 2008 was 15,002,250.  The number of subordinated units outstanding as of that date was 15,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.                             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

Page
Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	4

Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and Predecessor Condensed Combined Carve-out Statements of Operations for the three months ended March 31, 2007	5

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and Predecessor Condensed Combined Carve-out Statement of Cash Flows for the three months ended March 31, 2007	6

Condensed Consolidated Statement of Changes in Partners’ Capital for the three months ended March 31, 2008	7

Notes to Condensed Consolidated Financial Statements	8

OSG AMERICA L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$15,808	$3,380
Voyage receivables, including unbilled of $7,693 and $4,107	21,793	26,263
Other receivables	5,184	7,146
Inventory	2,115	2,997
Prepaid expenses and other current assets	3,441	3,961
Total current assets	48,341	43,747

Vessels, less accumulated depreciation of $67,281 and $59,568	409,399	405,447
Vessels under capital leases, less accumulated amortization of $81,787 and $80,414	19,898	21,246
Deferred drydock expenditures, net	22,530	16,177
Investment in Alaska Tanker Company, LLC	631	5,782
Intangible assets, less accumulated amortization of $6,133 and $4,983	85,867	87,017
Goodwill	62,874	62,874
Other assets	9,301	8,822
Total assets	$658,841	$651,112

Liabilities and Partners’ Capital
Current Liabilities:
Accounts payable and accrued expenses	$15,020	$19,522
Advances from affiliated companies	10,779	—
Current portion of debt	2,877	2,834
Current obligations under capital leases	6,535	6,375
Total current liabilities	35,211	28,731

Long-term debt, less current portion	61,018	46,753
Obligations under capital leases	22,004	23,846
Advances from affiliated companies	—	9,657
Other non-current liabilities	2,123	1,428
Total liabilities	120,356	110,415

Partners’ capital	538,485	540,697
Total liabilities and partners’ capital	$658,841	$651,112

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS

(UNAUDITED)

		Successor Three months ended March 31, 2008	Predecessor Three months ended March 31, 2007
	Shipping Revenues:
	Time charter revenues	$32,506	$22,207
	Voyage charter revenues	30,526	27,527
		63,032	49,734
	Operating Expenses:
	Voyage expenses	10,639	7,425
	Vessel expenses	22,434	17,293
	Bareboat charter expenses	6,677	1,166
	Depreciation and amortization	13,021	10,997
	General and administrative	5,886	—
	General and administrative allocated from Overseas Shipholding Group, Inc.	—	4,873
	Total operating expenses	58,657	41,754
	Income from vessel operations	4,375	7,980
	Equity in income of affiliated companies	593	859
	Operating income	4,968	8,839
	Other income /(expense)	61	(1)
		5,029	8,838
	Interest expense to a wholly-owned subsidiary of Overseas Shipholding Group, Inc.	—	2,101
	Interest expense, other	1,264	1,152
	Income before federal income taxes	3,765	5,585
	Provision for federal income taxes	—	1,382
	Net income	$3,765	$4,203

	General partner’s interest in net income	$75

	Limited partners’ interest:
	Net income	$3,690
Net income per unit	– basic	$0.12
	- diluted	$0.12
	Cash distribution declared per unit	$0.375
Weighted average units outstanding	- basic	30,002,250
	- diluted	30,002,250

	Basic and diluted net income per share		$215.52
	Shares used in computing basic and diluted net income per share		19,500

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF CASH FLOW

DOLLARS IN THOUSANDS

(UNAUDITED)

	Successor Three months ended March 31, 2008	Predecessor Three months ended March 31, 2007
Cash Flows from Operating Activities:
Net income	$3,765	$4,203
Items included in net income not affecting cash flows:
Depreciation and amortization	13,021	10,997
Deferred federal income tax credit	—	(1,848)
Decrease in undistributed earnings of affiliated companies, net of distributions	5,151	5,951
Other – net	325	31
Payments for drydocking	(9,139)	(14)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	6,432	(2,988)
Decrease (increase) in other assets	1,402	(861)
Decrease in accrued federal income taxes	—	(95)
Decrease in accounts payable, accrued expenses and other liabilities	(3,807)	(2,231)
Net cash provided by operating activities	17,150	13,145

Cash Flows from Investing Activities:
Expenditures for vessels	(13,012)	(13,788)
Net cash used in investing activities	(13,012)	(13,788)

Cash Flows from Financing Activities:
Proceeds from borrowings under senior secured revolver	15,000	—
Payments on debt and obligations under capital leases	(2,374)	(2,550)
Cash dividends paid	(5,740)	—
Payments for initial public offering transaction costs	(241)	—
Changes in advances from affiliates	1,647	3,193
Other	(2)	—
Net cash provided by financing activities	8,290	643
Net increase in cash and cash equivalents	12,428	—
Cash and cash equivalents at beginning of period	3,380	280
Cash and cash equivalents at end of period	$15,808	$280

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

DOLLARS AND UNITS IN THOUSANDS

(UNAUDITED)

	Limited Partners
	Common Units		Subordinated Units		General
	Units	Amount	Units	Amount	Partner	Total
Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$540,697
Costs associated with issuance of units pursuant to initial public offering	—	(241)	—	—	—	(241)
Amortization of restricted units awards	—	4	—	—	—	4
Dividends distributed to members	—	(2,813)	—	(2,812)	(115)	(5,740)
Net income	—	1,845	—	1,845	75	3,765
Balance at March 31, 2008	15,002	$262,163	15,000	$265,486	$10,836	$538,485

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated and Predecessor Combined Carve-Out Financial Statements:

Note A—Organization:

OSG America L.P., a Delaware limited partnership (the “Partnership”), was formed on May 14, 2007 to ultimately own a 100% interest in OSG America Operating LLC (the “Operating Company”). The Partnership’s general partner, OSG America LLC (the “General Partner”), is a wholly owned indirect subsidiary of Overseas Shipholding Group, Inc., a publicly traded company incorporated in Delaware. Overseas Shipholding Group, Inc. and/or its wholly owned subsidiary, OSG Bulk Ships, Inc. a New York corporation, are referred to herein as “OSG”.  The Partnership obtained the foregoing assets in connection with the initial public offering of its common units, which was consummated on November 15, 2007.

At or prior to the completion of the offering, the following transactions occurred:

•                  The Partnership entered into a contribution agreement with OSG pursuant to which OSG transferred to the Partnership all of the outstanding membership interests of the 18 vessel subsidiaries that own the vessels in the Partnership’s initial fleet and a 37.5% membership interest in Alaska Tanker Company, LLC;

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

The accompanying unaudited condensed consolidated and predecessor combined carve-out financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

For the three months ended March 31, 2008, the condensed consolidated financial statements of the Company and its wholly owned subsidiaries reflect operations in which the Company operated as an independent company. For the three months ended March 31, 2007, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of OSG using specific identification.  In the preparation of the predecessor carve-out financial statements, general and administrative expenses were not identifiable as relating to the vessels. General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees, and travel and entertainment were allocated based on the Company’s proportionate share of OSG’s total ship-operating days for the period. Management believes these allocations reasonably present the results of operations and cash flows of OSG America Predecessor. However, the predecessor combined carve-out statements of operations and cash flows may not be indicative of those that would have been realized had OSG America Predecessor operated as an independent stand-alone entity for the period presented. Had OSG America Predecessor operated as an independent stand-alone entity, its results could have differed significantly from those presented herein.

The consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

Vessels, deferred drydocking expenditures and other property – Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate.  Effective January 1, 2008, the Partnership effected a change in estimate related to the estimated scrap rate for substantially all of its barges and tankers from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value will be applied prospectively and will reduce depreciation by approximately $2,400,000 for the year ending December 31, 2008.  The change in accounting estimate decreased depreciation expenses by $582,000 for the quarter ended March 31, 2008 and increased basic and diluted net income per unit by $0.02.

Newly Issued Accounting Standards.  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

Note C —Alaska Tanker Company, LLC:

In the first quarter of 1999, OSG, BP Oil Shipping Company USA, Inc. (“BP”) and Keystone Alaska, LLC formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is now owned by the Partnership, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade.  Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.  The Partnership is not the primary beneficiary (as defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) with regard to ATC and accounts for its 37.5% interest in ATC according to the equity method.  The Partnership’s share of the net income of ATC is classified as equity in income of affiliated companies in the accompanying statements of operations.

A condensed summary of the results of operations of ATC follows:

	Three Months Ended March 31,
In thousands	2008	2007
Time charter equivalent revenues	$33,644	$32,247
Ship operating and other expenses	(32,062)	(29,954)
Income from vessel operations – net income	$1,582	$2,293

Note D—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

In thousands	As of March 31, 2008	As of December 31, 2007
Trade payables	$4,228	$4,533
Fuel accruals	1,554	3,544
Charter revenues received in advance	1,062	3,074
Drydock accrual	5,426	2,523
Insurance premiums	281	2,253
Payroll and benefits	1,023	1,003
Interest expense	359	311
Brokers commissions	399	444
Other	688	1,837
	$15,020	$19,522

Note E—Advances from Affiliated Companies:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s management and administrative agreements with OSGM and are non interest bearing.

Note F—Long-term Debt:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200 million, five-year senior secured revolving credit agreement, which is nonrecourse to the Partnership.  Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of March 31, 2008, $15,000,000 was outstanding under the facility.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The senior secured revolving credit facility prevents the Partnership from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring the Partnership to adhere to certain financial covenants.

As of March 31, 2008, the Partnership had unused long-term secured credit availability of $185,000,000 under the senior secured revolver facility.

Interest paid, excluding loans to affiliates and capitalized interest, for the three months ended March 31, 2008 and 2007 amounted to $1,156,000 and $1,162,000 respectively.

Note G—Taxes:

The components of the Predecessor’s provision for federal income taxes follow:

In thousands	Three Months Ended March 31, 2007
Current	$3,230
Deferred	(1,848)
$1,382

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

Note H — Leases:

Charters-in:

As of March 31, 2008, the Partnership had commitments to charter-in ten vessels.  Eight of such charter-ins are, or will be, accounted for as operating leases.  The future minimum commitments and related number of operating days under these operating leases are as follows:

	As of March 31, 2008
Dollars in thousands	Amount	Operating Days
2008	$24,434	1,166
2009	51,791	2,378
2010	61,538	2,787
2011	64,331	2,920
2012	64,306	2,928
Thereafter	150,944	5,256
Total	$417,344	17,435

The future minimum commitments under two charters-in that are classified as capital leases are as follows:

Dollars in thousands	As of March 31, 2008
2008	$6,461
2009	9,692
2010	9,691
2011	8,103
Net minimum lease payments	33,947
Less amount representing interest	(5,408)
Total	$28,539

In June 2005, OSG signed agreements to charter ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”), which order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing subsidiaries of American Shipping Corporation (“ASC”), an affiliate of APSI, which will charter the eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Three of these vessels, the Overseas Houston, Overseas Long Beach and Overseas Los Angeles, have already been delivered from the shipyard, in February, June and November 2007, respectively. The remaining five vessels are scheduled to be delivered from the shipyard between the second quarter of 2008 and early 2010. The bareboat charters will commence upon delivery of the vessels.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days, less days that vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

	As of March 31, 2008
Dollars in thousands	Amount	Revenue Days
2008	$75,226	1,951
2009	119,833	2,712
2010	125,440	2,595
2011	106,752	2,173
2012	60,838	1,249
Thereafter	56,213	1,199
Total	$544,302	11,879

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

Note I—Pension Plans:

The Partnership makes contributions to jointly managed (company and union) multi-employer pension plans covering seagoing personnel. Certain other seagoing personnel are covered under a defined contribution plan, the cost of which is funded as incurred. The costs of these plans were not material for the three months ended March 31, 2008 and 2007.

Note J — Commitments:

As of March 31, 2008, the Partnership had remaining commitments of $21,048,000 on non-cancelable contracts for the construction of two tugs (to be delivered in 2008 and 2009) and the double hulling of one existing barge (completed in April 2008). We expect these commitments to be funded from existing cash on hand, borrowings under our revolving credit facility or additional long-term debt as required.

Note K — Subsequent Events:

Effective April 1, 2008, the Partnership entered into a time charter agreement with OSG for the charter-in of the OSG Liberty/OSG 300 and the OSG Constitution/OSG400, which are two ATBs currently working in the Delaware Bay lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to the Partnership.  The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which is expected to occur in 2009.  In addition, also effective April 1, 2008, the Partnership entered into time charter agreements with OSG to charter-out five vessels, three of which are currently employed by the Partnership in the spot market (two ATBs, the OSG 242/Columbia and the OSG 243/Independence, and one product carrier, the Overseas New Orleans) and two product carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009.  All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s current time charter and ending on or about December 31, 2009.  Management believes that the fixed daily rates in the charter-out agreements are at rates that approximate existing market rates.

On April 24, 2008, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unit holders in the amount of $0.375 per unit for the three months ended March 31, 2008.  The distribution of approximately $11.5 million, will be paid on May 14, 2008 to unit holders of record on May 6, 2008.

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

• our future financial condition or results of operations and our future revenues and expenses; and

• our business strategy and other plans and objectives for future acquisitions/operations

These forward-looking statements are made based upon management’s current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read “Risk Factors” in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007,  for a list of important factors that could cause our actual results of operations or financial condition to differ from the expectations reflected in these forward-looking statements.

Overview

We are the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. We were recently formed by Overseas Shipholding Group, Inc., a market leader in providing global energy transportation services. We plan to use the expertise, customer base and reputation of OSG to expand our marine transportation service.

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels. OSG also contributed to us a 37.5% ownership interest in Alaska Tanker Company, LLC, (“ATC”) a joint venture that transports crude oil from Alaska to the continental United States and which employs a fleet of five crude-oil tankers. OSG owns a 75.5% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Sixteen of the eighteen vessels in our operating fleet at March 31, 2008 are operated in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

Overview—OSG America Predecessor

For the three months ended March 31, 2007, the combined financial statements presented herein have been carved out of the consolidated financial statements of OSG. Our financial position, results of operations and cash flows reflected in our combined financial statements are not indicative of those that would have been achieved had we operated as an independent stand-alone entity for all periods presented or of future results.

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

All of the companies included in the Predecessor combined carve-out financial statements have been included in the OSG consolidated group for U.S. income tax purposes for periods through November 14, 2007. The Predecessor financial statements have been prepared on the basis that OSG was responsible for all taxes related to periods prior to January 1, 2002. The provision for income taxes in the Predecessor’s combined financial statements have been determined on a separate-return basis for all periods presented.

Future Business

We have entered into agreements with OSG Ship Management, Inc. (“OSGM”) for the provision of technical and commercial management of our vessels and for administrative and accounting services. These agreements were effective November 15, 2007.

In June 2005, OSG signed agreements to bareboat charter ten Jones Act product carriers from a subsidiary of Aker American Shipping, Inc. (“Aker”). In February 2007, OSG agreed in principle to charter up to six additional Jones Act product carriers, which eventually resulted in OSG concluding agreements to charter two vessels. The charters on eight of these twelve vessels have been assigned to us. We have committed to charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Four of these vessels, the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and the Overseas New York, have already been delivered from the shipyard, in February 2007, June 2007 and November 2007 and April 2008,

respectively. The remaining four vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between 2008 and early 2010.

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

Update on Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of our material accounting policies, see Note B to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased, less depreciation calculated using an estimated useful life of 25 years from the date that such vessel was originally delivered from the shipyard, or 20 years from the date the Partnership’s ATBs were rebuilt. Effective January 1, 2008, we effected a change in estimate related to the estimated scrap rate for substantially all of our barges and tankers from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $2.4 million for the year ending December 31, 2008 and by approximately $0.6 million for each quarter in 2008.  The assumptions used in the determination of estimated salvage value took into account current scrap prices, which are in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

Newly Issued Accounting Standards

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

Industry Overview

The table that follows, shows the daily TCE rates that prevailed in markets in which our vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates. AR is a list of calculated (or flat) rates for specific voyage itineraries for a standard vessel, as defined.  The conversion of AR rates to the following TCE rates required us to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by us in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates Jones Act Product Carriers and Product Articulated Barges (ATBs)
	Three Months Ended March 31,
	2008	2007
40,000 dwt Tankers	$51,000	$64,800
30,000 dwt ATBs	31,500	41,900

During the first quarter of 2008, rates for Jones Act Product Carriers and handysize ATBs averaged $51,000 per day and $31,500 per day, respectively. Rates for the tankers and ATBs were 2% and 6%, respectively, lower than fourth quarter 2007 and approximately 25% below the first quarter of 2007 rates for both tankers and ATBs.

The lower first quarter 2008 rates reflected an increase in waiting time for cargoes as U.S. Gulf Coast refining utilization rates declined from 87% in the first quarter of 2007 to 83% in the first quarter of 2008.  Lower refining utilization reduced product shipments from the Gulf Coast areas in 2008.

The Delaware Bay lightering business transported an average of 249,000 barrels per day during the quarter, which was 3% lower than the first quarter of 2007 and 7% lower than the fourth quarter 2007 volumes. Lower lightering volumes resulted from reduced crude moves at East Coast refineries as some refineries, such as Valero’s Paulsboro refinery, experienced turnarounds during the quarter.

During the first quarter of 2008, one rebuilt vessel entered the market while one of our vessels remained in the shipyard undergoing her conversion to a double hull configuration.  As of March 31, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 62 vessels or 2.4 million dwt.

The Jones Act Product Carrier orderbook at March 31, 2008 consisted of 31 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2011, and two additional vessels scheduled for delivery beyond 2011 resulting in a total orderbook of 33 vessels.  The addition of these vessels will be partially offset by 22 vessels that will be phased out during the next nine years in accordance with OPA 90 regulations.  An additional seven double-hull tankers will likely be retired during the same period given their age profile (over 35 years old) resulting in a total of 30 vessels to be phased out of the Jones Act market.

Freight rates remain highly sensitive to an over supply in spot tonnage, severe weather, geopolitical and economic events.  Spot market tonnage has increased due to redeliveries of the older, non double hull vessels in response to the on time deliveries of the first four product carriers from Aker. Additionally, hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated and combined statements of operations:

	Three months ended March 31,
In thousands	2008	2007
TCE revenues	$52,393	$42,309
Voyage expenses	10,639	7,425
Shipping revenues	$63,032	$49,734

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenue Days:
Jones Act ATBs	595	588
Jones Act Product Carriers	808	569
Non-Jones Act Product Carriers	145	176
	1,548	1,333

Average Daily TCE Rates:
Jones Act ATBs	$32,235	$28,485
Jones Act Product Carriers	$34,411	$34,125
Non-Jones Act Product Carriers	$37,303	$34,903

TCE revenues increased $10.1 million, or 24%, from $42.3 million for the three months ended March 31, 2007 to $52.4 million for the three months ended March 31, 2008. The increase in TCE revenues resulted primarily from an increase in revenue days of 215 in the three months ended March 31, 2008, compared with the same 2007 period partially offset by an extended idle period for the Overseas Diligence. These additional days were attributable primarily to the delivery of the Overseas Houston, Overseas Long Beach and the Overseas Los Angeles in February, June and November 2007, respectively which added 40, 90 and 91, respectively, additional revenues day in 2008 compared to 2007. On February 20, 2007, the ATB M211, was taken out of service and entered the shipyard to be rebuilt to a double hull configuration.  She re-entered service on April 24, 2008 renamed the OSG 243. In the comparable quarter of 2007, the OSG 242 was in the shipyard being rebuilt to a double hull configuration.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Operating Days:
Jones Act ATBs	728	720
Jones Act Product Carriers	819	591
Non-Jones Act Product Carriers	182	180
	1,729	1,491

Average Daily Vessel Expenses:
Jones Act ATBs	$7,610	$7,238
Jones Act Product Carriers	$17,270	$16,223
Non-Jones Act Product Carriers	$15,110	$13,856

Vessel expenses increased $5.1 million, or 30%, from $17.3 million for the three months ended March 31, 2007 to $22.4 million for the three months ended March 31, 2008.  The increase in expenses and operating days was primarily the result of the delivery of the Overseas Houston, Overseas Long Beach and the Overseas Los Angeles, all in 2007.

Charter Hire Expenses

Charter hire expenses increased $5.5 million from $1.2 million for the three months ended March 31, 2007 to $6.7 million for the three months ended March 31, 2008. The Overseas Houston, Overseas Long Beach and Overseas Los Angeles were delivered from the shipyard in February, June and November 2007, respectively and each operated for 91 days in the three months ended March 31, 2008. The Overseas Houston operated for 51 days in the three months ended March 31, 2007.

Depreciation and Amortization

Depreciation and amortization increased $2.0 million, or 18%, from $11.0 million for the three months ended March 31, 2007 to $13.0 million for the three months ended March 31, 2008. This increase was primarily due to the amortization of costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition, partially offset by a decrease of approximately $0.6 million as a result of the change in salvage value of the vessels. Depreciation and amortization for the three months ended March 31, 2008 and 2007 includes $1.1 million and $1.2 million, respectively, related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses increased $1.0 million, or 21%, from $4.9 million for the three months ended March 31, 2007 to $5.9 million for the three months ended March 31, 2008. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet’s proportionate share of OSG’s total ship-operating (calendar) days. For the three months ended March 31, 2007, ship-operating days were 1,491 days. Management believes that allocation reasonably presents the  results of operations and cash flows of OSG America Predecessor for the period ended March 31, 2007. General and administrative expenses for the three months ended March 31, 2008 reflect actual expenses incurred.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto.  ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year.  The portion of incentive hire that is deemed to be earned on an annual basis is not recognized until the fourth quarter. Equity in income of affiliated companies decreased by $0.3 million, or 31%, from $0.9 million for the three months ended March 31, 2007 to $0.6 million for the 2008. This decrease was attributable to a decrease in the incentive hire rate earned by ATC in 2008 compared with 2007.

Interest Expense, other

Interest expense on third party obligations increased $0.1 million, or 10%, from $1.2 million for the three months ended March 31, 2007 to $1.3 million for the three months ended March 31, 2008. A decrease in interest expense incurred with respect to secured term loans due to normal amortization was offset by amounts associated with borrowings under the secured revolver in the first quarter of 2008 totaling $0.2 million. Interest expense for three months ended March 31, 2008 and 2007 is net of $0.4 million and $0.6 million, respectively, capitalized in connection with vessel construction.

Provision for Federal Income Taxes

As a result of our initial public offering, as a partnership, we are not a taxable entity and will incur no federal income tax liability.  Instead, each unitholder will be required to take into account his or her share of items of income, gain, loss, and deduction of the partnership in completing his federal income tax liability without regard to whether corresponding cash distributions are received from the partnership by him. The income tax provision for the three months ended March 31, 2007 was based on the pre-tax results determined on a separate-return basis.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

	Three Months Ended March 31,
In thousands	2008	2007
Net income	$3,765	$4,203
Provision for federal income taxes	—	1,382
Interest expense	1,264	3,253
Depreciation and amortization	13,021	10,997
EBITDA	$18,050	$19,835

The following table reconciles net cash provided by operating activities as reflected in our statements of cash flows, to EBITDA:

	Three Months Ended March 31,
In thousands	2008	2007
Net cash provided by operating activities	$17,150	$13,145
Payments for drydocking	9,139	14
Interest expense	1,264	3,253
Undistributed earnings from affiliated companies	(5,151)	(5,951)
Changes in operating assets and liabilities (except for taxes)	(4,027)	6,080
Federal income taxes	—	3,325
Other	(325)	(31)
EBITDA	$18,050	$19,835

Liquidity and Sources of Capital

Working capital at December 31, 2007 was $13.1 million compared with $15.0 million at December 31, 2007. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our secured credit facility and lease obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

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

In November, we entered into a $200 million five-year senior secured revolving credit agreement.  Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of March 31, 2008, $15,000,000 was outstanding under the facility.

We were in compliance with all of the financial covenants contained in our debt agreements as of March 31, 2008.  The senior secured revolving credit facility will prevent us from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Cash Flows

Operating  cash flows.  Net cash flow from operating activities was $17.1 million, and $13.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase of $4.0 million was primarily attributable to a decrease in  receivables on increased revenues and increased depreciation. These increases were partially offset by payments for drydocking of $9.1 million in the first quarter of 2008.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows.  Net cash used in investing activities was $13.0 million and $13.8 million for the three months  ended  March 31, 2008 and 2007, respectively. Investing activities for the three months ended March 31, 2008 related primarily to the double hulling of one barge and progress payments for the two new tugs under construction.  Investing activities in 2007 related primarily to costs that were incurred double-hulling two barges.

Financing cash flows. Net cash provided by financing activities was $8.3 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, we borrowed $15 million under the senior secured revolving credit facility. Repayments of debt represent regularly scheduled installments under existing capital lease obligations and secured term loans.

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

Because we distribute all of our available cash, we may not grow as fast as companies that reinvest their available cash. We expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have to distribute on each unit. Our partnership agreement does not limit our ability to issue additional units, including units ranking senior to our common units. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of March 31, 2008 follows:

In thousands	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Long-term debt (1)	$4,690	$6,232	$6,232	$6,232	$21,218	$35,038	$79,642
Obligations under capital leases (1)	6,461	9,692	9,691	8,103	—	—	33,947
Operating lease obligations (chartered-in vessels) (2)	24,434	51,791	61,538	64,331	64,306	150,944	417,344
Construction installments (3)	17,908	3,140	—	—	—	—	21,048
Total	$53,493	$70,855	$77,461	$78,666	$85,524	$185,982	$551,981

(1)          Amounts shown include contractual interest obligations.

(2)          As of March 31, 2008 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)          Represents remaining shipyard commitments and excludes capitalized interest and other construction costs.

Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC, entered into a $200,000,000 senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA.  As of March 31, 2008, $15 million was outstanding under the facility, at an interest rate of 3.79%.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by the Partnership on or after the second anniversary of the closing date (up to 90 days prior to the fifth anniversary of the closing date) and which may be approved by the lenders. Drawings under the facility are available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. The maximum number of advances permitted to be outstanding under the senior secured revolving credit facility at any one time are ten.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by us and certain of our subsidiaries.

OSG America Operating Company LLC may, at its option, prepay all loans under our senior secured revolving credit facility at any time without penalty (other than customary LIBOR breakage costs).  The outstanding loans under the senior secured revolving credit facility bear interest at a rate equal to LIBOR plus the applicable margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).

The senior secured revolving credit facility prevents us from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring us to adhere to certain financial covenants.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

ITEM 3.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As of March 31, 2008, long-term debt except for the $15 million drawn on the senior secured credit facility, consisted of fixed-rate secured term loans.

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

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 30, 2008 and the condensed combined financial statements for the three months ended March 31, 2007 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

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

ITEM 4(T).    CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

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

ITEM 1A.       RISK FACTORS

There have been no material changes in the Partnership’s risk factors from those disclosed in our Annual  Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.          EXHIBITS

See Exhibit Index on page 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the condensed consolidated balance sheet of OSG America L.P. as of March 31, 2008 and the related condensed consolidated statements of operations, changes in partners’ capital, and cash flows for the three-month period ended March 31, 2008, and the condensed predecessor combined carve-out statements of operations, and cash flows for the three-month period ended March 31, 2007.  These financial statements are the responsibility of the Partnership’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements or the predecessor condensed combined carve-out financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OSG America L.P as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in partner’s capital for the year then ended not presented herein, and in our report dated March 6, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respect, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

May 2, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date: May 5, 2008	/s/ Jonathan P. Whitworth
Jonathan P. Whitworth
President, Chief Executive Officer

Date: May 5, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer

EXHIBIT INDEX

15	Letter from Ernst & Yong LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.