Form 10-Q
period 2008-06-30
OSG America L.P.
filed 2008-08-05
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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

The number of common units outstanding as of July 31, 2008 was 15,002,250.  The number of subordinated units outstanding as of that date was 15,000,000.

Page
PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	4

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and Condensed Predecessor Combined Carve-out Statements of Operations for the three and six months ended June 30, 2007	5

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and Condensed Predecessor Combined Carve-out Statement of Cash Flows for six months ended June 30, 2007	6

Condensed Consolidated Statement of Changes in Partners’ Capital for the six months ended June 30, 2008	7

Notes to Condensed Consolidated and Condensed Predecessor Combined Carve-Out Financial Statements	8

OSG AMERICA L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,623	$3,380
Voyage receivables, including unbilled of $3,434 and $4,107	19,843	26,263
Other receivables	5,393	7,146
Inventory	4,107	2,997
Prepaid expenses and other current assets	3,795	3,961
Total current assets	42,761	43,747

Vessels, less accumulated depreciation of $75,441 and $59,568	437,688	405,447
Vessels under capital leases, less accumulated amortization of $0 and $80,414	—	21,246
Deferred drydock expenditures, net	27,372	16,177
Investment in Alaska Tanker Company, LLC	1,661	5,782
Intangible assets, less accumulated amortization of $7,283 and $4,983	84,717	87,017
Goodwill	62,874	62,874
Other assets	10,483	8,822
Total assets	$667,556	$651,112

Liabilities and Partners’ Capital
Current Liabilities:
Accounts payable and accrued expenses	$18,889	$19,522
Advances from affiliated companies	6,524	—
Current portion of debt	2,920	2,834
Current obligations under capital leases	—	6,375
Total current liabilities	28,333	28,731

Long-term debt, less current portion	104,272	46,753
Obligations under capital leases	—	23,846
Advances from affiliated companies	—	9,657
Other non-current liabilities	3,103	1,428
Total liabilities	135,708	110,415

Partners’ Capital	531,848	540,697
Total liabilities and partners’ capital	$667,556	$651,112

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	Successor June 30, 2008	Predecessor June 30, 2007	Successor June 30, 2008	Predecessor June 30, 2007
Shipping Revenues:
Time and bareboat charter revenues (including $4,570 from OSG for the three and six months ended June 30, 2008)	$36,592	$25,219	$69,098	$47,426
Voyage charter revenues	35,636	24,147	66,162	51,674
	72,228	49,366	135,260	99,100
Operating Expenses:
Voyage expenses	12,298	7,419	22,938	14,844
Vessel expenses	23,534	18,819	45,968	36,112
Charter hire expenses (including $2,929 to OSG for the three and six months ended June 30, 2008)	12,169	1,843	18,845	3,009
Depreciation and amortization	13,679	11,467	26,700	22,464
General and administrative	5,119	—	11,005	—
General and administrative allocated from Overseas Shipholding Group, Inc.	—	5,239	—	10,112
Total operating expenses	66,799	44,787	125,456	86,541
Income from vessel operations	5,429	4,579	9,804	12,559
Equity in income of affiliated companies	1,030	1,399	1,623	2,258
Operating income	6,459	5,978	11,427	14,817
Other income /(expense)	60	(7)	121	(8)
	6,519	5,971	11,548	14,809
Interest expense to a wholly owned subsidiary of Overseas Shipholding Group, Inc.	—	2,069	—	4,170
Interest expense, other	1,594	1,386	2,858	2,538
Income before federal income taxes	4,925	2,516	8,690	8,101
Provision/(benefit) for federal income taxes	—	(158)	—	1,224
Net income	$4,925	$2,674	$8,690	$6,877

General partner’s interest in net income	$99		$174
Limited partners interest:
Net income	$4,826		$8,516
Net income per unit - basic	$0.16		$0.28
- diluted	$0.16		$0.28
Cash distribution declared per unit	$0.375		$0.750
Weighted average units outstanding - basic	30,002,250		30,002,250
- diluted	30,002,250		30,002,250

Basic and diluted net income per share		$137.12		$352.65
Shares used in computing basic and diluted net income per share		19,500		19,500

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF CASH FLOW

DOLLARS IN THOUSANDS

(UNAUDITED)

	Successor Six Months Ended June 30, 2008	Predecessor Six Months Ended June 30, 2007
Cash Flows from Operating Activities:
Net income	$8,690	$6,877
Items included in net income not affecting cash flows:
Depreciation and amortization	26,700	22,464
Deferred federal income tax credit	—	(2,268)
Decrease in undistributed earnings of affiliated companies, net of distributions	4,121	4,552
Other – net	785	—
Payments for drydocking	(17,082)	(4,288)
Changes in operating assets and liabilities:
Decrease (increase) in receivables	8,173	(4,099)
Increase in other assets	(944)	(2,613)
Increase in accrued federal income taxes	—	168
Increase in accounts payable, accrued expenses and other liabilities	959	722
Net cash provided by operating activities	31,402	21,515

Cash Flows from Investing Activities:
Expenditures for vessels	(32,329)	(22,480)
Net cash used in investing activities	(32,329)	(22,480)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	59,000	—
Payments on debt and obligations under capital leases	(31,617)	(5,154)
Cash distributions paid	(17,221)	—
Payments for initial public offering transaction costs	(241)	—
Changes in advances from affiliates	(2,608)	6,119
Other	(143)	—
Net cash provided by financing activities	7,170	965
Net increase in cash and cash equivalents	6,243	—
Cash and cash equivalents at beginning of period	3,380	280
Cash and cash equivalents at end of period	$9,623	$280

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

DOLLARS AND UNITS IN THOUSANDS

(UNAUDITED)

	Limited Partners					Accumulated Other
	Common Units		Subordinated Units		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Income/(Loss)	Total
Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697
Net income	—	4,258	—	4,258	174	—	8,690
Effect of derivative instruments	—	—	—	—	—	(84)	(84)
Comprehensive income							8,606
Costs associated with issuance of units pursuant to initial public offering	—	(241)	—	—	—	—	(241)
Amortization of restricted units awards	—	7	—	—	—	—	7
Distributions to members	—	(8,438)	—	(8,438)	(345)	—	(17,221)

Balance at June 30, 2008	15,002	$258,954	15,000	$262,273	$10,705	$(84)	$531,848

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated and Predecessor Combined Carve-Out Financial Statements

Note A—Organization:

OSG America L.P., a Delaware limited partnership (the “Partnership”), was formed on May 14, 2007 to ultimately own a 100% interest in OSG America Operating LLC (the “Operating Company”). The Partnership’s general partner, OSG America LLC (the “General Partner”), is a wholly owned indirect subsidiary of Overseas Shipholding Group, Inc., a publicly traded company incorporated in Delaware. Overseas Shipholding Group, Inc. and/or its wholly owned subsidiary, OSG Bulk Ships, Inc., a New York corporation, are referred to herein as “OSG”.  The Partnership obtained the equity of the Operating Company in connection with the initial public offering of its common units, which was consummated on November 15, 2007.

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

Note B — Summary of Significant Accounting Policies:

Basis of Presentation and Description of Business.  OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 22 vessels in the operating fleet, 20 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America L.P. has determined that it operates in one segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying unaudited condensed consolidated and predecessor combined carve-out financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

For the three and six months ended June 30, 2008, the condensed consolidated financial statements of the Company and its wholly owned subsidiaries reflect operations in which the Company operated as an independent company. For the three and six months ended June 30, 2007, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of OSG using specific identification.  In the preparation of the predecessor carve-out financial statements, general and administrative expenses were not identifiable as relating to the vessels. General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees, and travel and entertainment were allocated based on the Company’s proportionate share of OSG’s total ship-operating days for the period. Management believes these allocations reasonably present the results of operations and cash flows of OSG America Predecessor. However, the predecessor combined carve-out statements of operations and cash flows may not be indicative of those that would have been realized had OSG America Predecessor operated as an independent stand-alone entity for the period presented. Had OSG America Predecessor operated as an independent stand-alone entity, its results could have differed significantly from those presented herein.

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

Vessels, deferred drydocking expenditures and other property. Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate.  Effective January 1, 2008, the Partnership effected a change in estimate related to the estimated scrap rate for substantially all of its barges and tankers from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value will be applied prospectively and will reduce depreciation by approximately $2,400,000 for the year ending December 31, 2008.  The change in accounting estimate decreased depreciation expenses by $582,000 and $1,164,000 for the three and six months ended June 30, 2008, respectively, and increased basic and diluted net income per unit by $0.02 and $0.04, respectively.

Newly Issued Accounting Standards.  In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply FAS 141R before that date.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application allowed.  FAS 161 allows but does not require, comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Note C —Alaska Tanker Company, LLC:

In the first quarter of 1999, OSG, BP Oil Shipping Company USA, Inc. (“BP”) and Keystone Alaska, LLC formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is owned by the Partnership, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade.  Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.  The Partnership is not the primary beneficiary (as defined in FASB Interpretation 46(R) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”) with regard to ATC and accounts for its 37.5% interest in ATC according to the equity method.  The Partnership’s share of the net income of ATC is classified as equity in income of affiliated companies in the accompanying statements of operations.

A condensed summary of the results of operations of ATC follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$34,811	$33,514	$68,455	$65,761
Ship operating expenses	(32,063)	(29,954)	(64,125)	(59,908)
	$2,748	$3,560	$4,330	$5,853

Note D — Derivatives and Fair Value Disclosures:

Interest Rate Swaps

As of June 30, 2008, the Company is a party to forward start floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating $30,000,000 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on 3-month LIBOR (approximately 2.8% as of June 30, 2008). These swaps mature in 2012.  As of June 30, 2008, the Company has recorded a liability of $84,000 related to the fair values of these swaps.

The following table presents the fair values for liabilities measured on a recurring basis as of June 30, 2008:

In thousands Description	Fair Value	Level 1: Quoted prices in active markets for identical liabilities	Level 2: Significant other observable inputs
Liabilities:
Interest rate swaps	$84	$—	$84

Note E—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

In thousands	As of June 30, 2008	As of December 31, 2007
Trade payables	$4,312	$4,533
Fuel accruals	1,113	3,544
Charter revenues received in advance	5,071	3,074
Drydock accrual	3,770	2,523
Insurance premiums	268	2,253
Payroll and benefits	1,267	1,003
Customs and duty	1,583	—
Interest expense	368	311
Brokers commissions	290	444
Other	847	1,837
	$18,889	$19,522

Note F—Advances from Affiliated Companies:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s management and administrative agreements with OSGM and are non interest bearing.

Note G—Long-term Debt:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000, five-year senior secured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of June 30, 2008, $59,000,000 was outstanding under the facility at a weighted average interest rate of 3.39%. The Partnership has $141,000,000 available under this facility at June 30, 2008.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The senior secured revolving credit facility prevents the Partnership from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring the Partnership to adhere to certain financial covenants.  The Partnership was in compliance with all of the financial covenants contained in our debt agreements as of June 30, 2008.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the senior secured revolving credit facility.

Interest paid, excluding loans to affiliates and capitalized interest, for the six months ended June 30, 2008 and 2007 amounted to $2,629,000 and $2,556,000 respectively.

Note H—Taxes:

The components of the Predecessor’s provision/(benefit) for federal income taxes follow:

In thousands	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Current	$262	$3,492
Deferred	(420)	(2,268)
	$(158)	$1,224

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

Note I — Leases:

Charters-in:

As of June 30, 2008, the Partnership had commitments to charter-in eight vessels from American Shipping Corporation (“ASC”) and to time charter-in two vessels from OSG, all of which are, or will be, accounted for as operating leases.  The future minimum commitments and related number of operating days under the operating leases are as follows:

Bareboat Charters

	As of June 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$17,602	840
2009	51,791	2,378
2010	61,538	2,787
2011	64,331	2,920
2012	64,306	2,928
Thereafter	150,286	5,228
Total	$409,854	17,081

Time charters from OSG:

	As of June 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$4,058	184
2009	5,900	236
Total	$9,958	420

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”). The order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing subsidiaries of ASC, which will charter the eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Four of these vessels, the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and Overseas New York have delivered from the shipyard in February 2007, June 2007, November 2007 and April 2008 respectively. The remaining four vessels are scheduled to be delivered from the shipyard between late 2008 and early 2010. The bareboat charters will commence upon delivery of the vessels.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days less days vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

	As of June 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$80,146	2,215
2009	138,774	3,241
2010	124,116	2,637
2011	109,601	2,233
2012	62,803	1,290
Thereafter	66,049	1,391
Total	$581,489	13,007

Time charters to OSG:

	As of June 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$16,284	552
2009	32,391	1,098
Total	$48,675	1,650

Revenues from a time charter are generally not received when a vessel is off-hire, which includes time required for normal periodic maintenance of the vessel. In arriving at the minimum future charter revenues, an estimated time off-hire to perform periodic maintenance on each vessel has been deducted, although there is no assurance that such estimate will be reflective of the actual off-hire in the future. The scheduled future minimum revenues should not be construed to reflect total shipping revenues for any of the periods.

Note J—Pension Plans:

The Partnership makes contributions to jointly managed (company and union) multi-employer pension plans covering seagoing personnel. Certain other seagoing personnel are covered under a defined contribution plan, the cost of which is funded as incurred. The costs of these plans were not material for the six months ended June 30, 2008 and 2007.

Note K — Commitments:

As of June 30, 2008, the Partnership had remaining commitments of $11,775,000 on non-cancelable contracts for the construction of two tugs to be delivered in 2008 and 2009. The Partnership expects these commitments to be funded from existing cash on hand, borrowings under the senior secured revolving credit facility or additional long-term debt as required.

Note L — Related Party Transactions:

Effective April 1, 2008, the Partnership entered into a time charter agreement with OSG for the charter-in of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400, which are two ATBs currently working in the Delaware Bay lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to the Partnership.  The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which is expected to occur in 2009.

Also effective April 1, 2008, the Partnership entered into time charter agreements with OSG to charter-out five vessels, three of which were employed by the Partnership in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one product carrier, the Overseas New Orleans) and two product carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009.  All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009.  Management believes that the fixed daily rates in the charter-out agreements are at rates that approximate existing market rates.

Note M — Subsequent Events:

On July 24, 2008, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unit holders in the amount of $0.375 per unit for the three months ended June 30, 2008.  The distribution of approximately $11.5 million, will be paid on August 13, 2008 to unit holders of record on August 5, 2008.

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

• delays or cost overruns in the building of new vessels and scheduled shipyard maintenance;

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

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Twenty of the 22 vessels in our operating fleet at June 30, 2008 are operated in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

Overview—OSG America Predecessor

For the three and six months ended June 30, 2007, the combined financial statements presented herein have been carved out of the consolidated financial statements of OSG. Our financial position, results of operations and cash flows reflected in our combined financial statements are not indicative of those that would have been achieved had we operated as an independent stand-alone entity for all periods presented or of future results.

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

All of the companies included in the Predecessor combined carve-out financial statements have been included in the OSG consolidated group for U.S. income tax purposes for periods through November 14, 2007. The Predecessor financial statements have been prepared on the basis that OSG was responsible for all taxes related to periods prior to January 1, 2002. The provision for income taxes in the Predecessor’s combined financial statements has been determined on a separate-return basis for all periods presented.

Future Business

We have entered into agreements with OSG Ship Management, Inc. (“OSGM”) for the provision of technical and commercial management of our vessels and for administrative and accounting services. These agreements were effective November 15, 2007.

In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act product carriers from a subsidiary of Aker American Shipping, Inc. (“Aker”). In February 2007, OSG agreed in principle to charter up to six additional Jones Act product carriers, which eventually resulted in OSG concluding agreements to charter two vessels. The charters on eight of these twelve vessels have been assigned to us. We have committed to charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Four of these vessels, the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and the Overseas New York, have already been delivered from the shipyard in February 2007, June 2007, November 2007 and April 2008,

respectively. The remaining four vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between late 2008 and early 2010.

We have options to purchase from OSG up to six ATBs, to be constructed by Bender Shipbuilding & Repair Co., Inc. (“Bender”) and scheduled for delivery between late 2008 and late 2010. We also have options to acquire from OSG the right to bareboat charter up to four of the remaining newbuild vessels to be constructed by Aker Philadelphia Shipyard Inc., scheduled for delivery between 2010 and early 2011.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under our senior secured revolving credit facility.

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

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date that such vessel was originally delivered from the shipyard or 20 years from the date our ATBs were rebuilt. Effective January 1, 2008, we effected a change in estimate related to the estimated scrap rate for substantially all of our barges and tankers from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $2.4 million for the year ending December 31, 2008 and by approximately $0.6 million for each quarter in 2008.  The assumptions used in the determination of estimated salvage value took into account current scrap prices, which are in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

Newly Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply FAS 141R before that date.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of Statement of Financial Accounting Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years beginning after November 15, 2008, with early application allowed.  FAS 161 allows but does not require, comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Industry Overview

The table that follows shows the daily TCE rates that prevailed in markets in which our vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates. AR is a list of calculated (or flat) rates for specific voyage itineraries for a standard vessel, as defined.  The conversion of AR rates to the following TCE rates required us to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by us in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates for Jones Act Product Carriers and Articulated Tug/Barges (ATBs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
40,000 dwt Product Carriers	$38,900	$56,700	$44,500	$60,800
30,000 dwt ATBs	21,400	37,000	26,500	39,500

During the second quarter of 2008, rates for Jones Act Product Carriers and handysize ATBs averaged $38,900 per day and $21,400 per day, respectively. Rates for the product carriers and ATBs were 24% and 32%, respectively, lower than the first quarter of 2008 and 31% and 42%, respectively, lower than rates in the second quarter of 2007.

The lower second quarter of 2008 rates reflected an increase in waiting time for cargoes as U.S. Gulf Coast refining utilization rates declined from 89% in the second quarter of 2007 to 87% in the second quarter of 2008. In addition, vessel operators recognized higher fuel costs that could not be passed through to customers under the current spot market conditions. Lower refining utilization rates reduced product shipments from the Gulf Coast in 2008.

The Delaware Bay lightering business transported an average of 257,000 barrels per day during the quarter, which was 7% lower than the second quarter of 2007 but 3% higher than the first quarter 2008 volumes. U.S. East Coast refinery utilization was 80% in the second quarter of 2008 compared with 86% in the second quarter of 2007. Refinery utilization in the second quarter of 2008 was higher than the first quarter of 2008 due to a reduction in refinery turnarounds resulting in higher volumes moved.

During the second quarter of 2008, the OSG 243 completed her conversion to a double hull configuration and re-entered the operating fleet. In addition, a newly built tanker, the Overseas New York, entered the market. As of June 30, 2008, the total Jones Act fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 64 vessels, or 3.0 million dwt.

The Jones Act Product Carrier orderbook at June 30, 2008 consisted of 32 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2012, and an additional vessel scheduled for delivery beyond 2011 resulting in a total orderbook of 33 vessels. The addition of these vessels will be partially offset by 22 vessels that will be phased out during the next nine years in accordance with OPA 90 regulations.  An additional 8 double-hull tankers will likely be retired during the same period given their age profile (over 35 years old) resulting in a total of 30 vessels to be phased out of the Jones Act market.

Freight rates remain highly sensitive to an over supply in spot tonnage, severe weather and geopolitical and economic events.  Spot market tonnage has increased due to redeliveries of older, non double hull vessels in response to the on time deliveries of the first four product carriers from Aker. Additionally, hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated and combined statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
TCE Revenues	$59,930	$41,947	$112,322	$84,256
Voyage Expenses	12,298	7,419	22,938	14,844
Shipping Revenues	$72,228	$49,366	$135,260	$99,100

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue Days:
Jones Act ATBs	801	608	1,396	1,196
Jones Act Product Carriers	782	517	1,590	1,086
Non-Jones Act Product Carriers	155	180	300	356
	1,738	1,305	3,286	2,638

Average Daily TCE Rates:
Jones Act ATBs	$32,764	$23,441	$32,539	$25,921
Jones Act Product Carriers	$34,077	$36,027	$34,246	$35,030
Non-Jones Act Product Carriers	$45,400	$50,383	$41,487	$42,730

Effective April 1, 2008, we entered into time charter agreements with OSG for the charter-in of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400, which are two ATBs currently working in the Delaware Bay lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to us.  The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which is expected to occur in 2009.

TCE revenues increased $18.0 million, or 43%, from $41.9 million for the three months ended June 30, 2007 to $59.9 million for the three months ended June 30, 2008. The increase in TCE revenues resulted primarily from a net increase  of 433 revenue days in the three months ended June 30, 2008 compared with the same period in 2007 and included an extended idle period for the Overseas Diligence. These additional days were attributable primarily to the delivery of the Overseas Long Beach, Overseas Los Angeles and the Overseas New York in June 2007, November 2007 and April 2008 respectively which added 91, 90 and 71 revenue days, respectively, in 2008 compared with 2007.  On February 20, 2007, the barge M211, was taken out of service and entered the shipyard for her double hull conversion.  She re-entered service on April 24, 2008 renamed the OSG 243, adding 65 revenue days to the three months ended June 30, 2008 compared with the same period in 2007. The addition of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400 charter contracts, discussed above, added 149 revenue days to the three months ended June 30, 2008 compared with the same period in 2007.

TCE revenues increased $28.0 million, or 33%, from $84.3 million for the six months ended June 30, 2007 to $112.3 million for the six months ended June 30, 2008. The increase in TCE revenues resulted primarily from a net increase of 648 revenue days in the six months ended June 30, 2008 compared with the same period in 2007 and included an extended idle period for the Overseas Diligence. These additional days were attributable primarily to the delivery of the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and the Overseas New York in February 2007, June 2007, November 2007 and April 2008 respectively which added 61, 182, 181 and 71 revenue days, respectively, in 2008 compared with the same period in 2007. In the six months ended June 30, 2007, the barge OSG 242 was in the shipyard being rebuilt to a double hull configuration.  Her return to service added 86 revenue days to the six months ended June 30, 2008 compared with the six months ended June 30, 2007.  The addition of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400 charter contracts, discussed above, added 149 revenue days to the six months ended June 30, 2008 compared with the same period in 2007.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Days:
Jones Act ATBs	876	728	1,604	1,448
Jones Act Product Carriers	900	641	1,719	1,232
Non-Jones Act Product Carriers	182	182	364	362
	1,958	1,551	3,687	3,042

Average Daily Vessel Expenses:
Jones Act ATBs	$8,352	$8,360	$7,981	$7,801
Jones Act Product Carriers	$16,627	$16,267	$16,932	$16,247
Non-Jones Act Product Carriers	$13,681	$12,670	$14,398	$13,260

Vessel expenses increased $4.7 million, or 25%, from $18.8 million for the three months ended June 30, 2007 to $23.5 million for the three months ended June 30, 2008.  The increase in expenses was primarily the result of the delivery of the Overseas Long Beach, Overseas Los Angeles and the Overseas New York in June 2007, November 2007 and April 2008 respectively. Operating days increased 258 days from the delivery of these vessels. Operating days also increased 148 days from the addition of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400 charter contracts. These days are excluded in calculating daily vessel expenses. In addition, more vessels were in the shipyard during the second quarter of 2007 resulting in higher costs in 2008. We also recognized higher crew wages in 2008 compared with the 2007 period.

Vessel expenses increased $9.9 million, or 27%, from $36.1 million for the six months ended June 30, 2007 to $46.0 million for the six months ended June 30, 2008.  The increase in expenses was primarily the result of the delivery of the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and the Overseas New York in February 2007, June 2007, November 2007 and April 2008, respectively. Operating days increased 480 days from the delivery of these vessels.  Operating days also increased 148 days from the addition of the OSG Liberty/OSG 300 and the OSG Constitution/OSG 400 charter contracts. These days are excluded in calculating daily vessel expenses. We also recognized higher crew wages in 2008 compared with the 2007 period.

Charter Hire Expenses

Charter hire expenses increased $10.4 million from $1.8 million for the three months ended June 30, 2007 to $12.2 million for the three months ended June 30, 2008. Charter hire expenses increased $15.8 million from $3.0 million for the six months ended June 30, 2007 to $18.8 million for the six months ended June 30, 2008. The deliveries of the Overseas Houston, Overseas Long Beach, Overseas Los Angeles and Overseas New York resulted in an additional 258 and 480 days of charter hire expense in the three and six months ended June 30, 2008, respectively. In addition, we recognized $2.9 million of charter hire expense in both the three and six months ended June 30, 2008 as a result of the OSG Liberty/OSG 300 and OSG Constitution/OSG 400 charter contracts, discussed above.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million, or 19%, from $11.5 million for the three months ended June 30, 2007 to $13.7 million for the three months ended June 30, 2008. Depreciation and amortization increased $4.2 million, or 19%, from $22.5 million for the six months ended June 30, 2007 to $26.7 million for the six months ended June 30, 2008. This increase in both periods was primarily due to the amortization of costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition, partially offset by a decrease of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively, as a result of the change in salvage value of the vessels. Depreciation and amortization for each of the three months ended June 30, 2008 and 2007 includes $1.2 million and for each of the six months ended June 30, 2008 and 2007 includes $2.3 million related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses decreased $0.1 million, or 2%, from $5.2 million for the three months ended June 30, 2007 to $5.1 million for the three months ended June 30, 2008. General and administrative expenses increased $0.9 million, or 9%, from $10.1 million for the six months ended June 30, 2007 to $11.0 million for the six months ended June 30, 2008. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet’s proportionate share of OSG’s total ship-operating (calendar) days. For the three and six months ended June 30, 2007, ship-operating days were 1,551 and 3,042 days, respectively. Management believes that such allocation reasonably presents the results of operations and cash flows of OSG America Predecessor for the period ended June 30, 2007. General and administrative expenses for the three and six months ended June 30, 2008 reflect actual expenses incurred.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto. ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year. The portion of incentive hire that is deemed to be earned on an annual basis is not recognized until the fourth quarter. Equity in income of affiliated companies decreased by $0.4 million, or 26%, from $1.4 million for the three months ended June 30, 2007 to $1.0 million for the 2008. Equity in income of affiliated companies decreased by $0.7 million, or 28%, from $2.3 million for the six months ended June 30, 2007 to $1.6 million for the six months ended June 30, 2008. These decreases were attributable to a decrease in the quarterly incentive hire rate earned by ATC in 2008 compared with 2007.

Interest Expense, other

Interest expense on third party obligations increased $0.2 million, or 15%, from $1.4 million for the three months ended June 30, 2007 to $1.6 million for the three months ended June 30, 2008. Interest expense on third party obligations increased $0.4 million, or 13%, from $2.5 million for the six months ended June 30, 2007 to $2.9 million for the six months ended June 30, 2008. A decrease in interest expense incurred with respect to secured term loans due to normal amortization was offset by interest incurred on borrowings under the senior secured revolving credit facility totaling $0.4 million and $0.7 million for the three and six months ended June 30, 2008, respectively. Interest expense is net of $0.2 million capitalized in connection with vessel construction for each of the three months ended June 30, 2008 and 2007. Interest expense for the six months ended June 30, 2008 and 2007 is net of $0.6 million and $0.8 million, respectively, capitalized in connection with vessel construction. On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the senior secured revolving credit facility and will reduce interest expense in periods subsequent to June 30, 2008.

Provision for Federal Income Taxes

As a result of our initial public offering as a partnership, we are not a taxable entity and will incur no federal income tax liability. Instead, each unitholder will be required to take into account his or her share of items of income, gain, loss, and deduction of the partnership in completing his federal income tax liability without regard to whether corresponding cash distributions are received from the partnership by him. The income tax provisions for the three and six months ended June 30, 2007 were based on the pre-tax results determined on a separate-return basis.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Net income	$4,925	$2,674	$8,690	$6,877
Provision/(benefit) for federal income taxes	—	(158)	—	1,224
Interest expense	1,594	3,455	2,858	6,708
Depreciation and amortization	13,679	11,467	26,700	22,464
EBITDA	$20,198	$17,438	$38,248	$37,273

The following table reconciles net cash provided by operating activities, as reflected in our statements of cash flows, to EBITDA:

	Six Months Ended June 30,
In thousands	2008	2007
Net cash provided by operating activities	$31,402	$21,515
Payments for drydocking	17,082	4,288
Interest expense	2,858	6,708
Undistributed earnings from affiliated companies	(4,121)	(4,552)
Changes in operating assets and liabilities (except for taxes)	(8,188)	5,990
Federal income taxes	—	3,324
Other	(785)	—
EBITDA	$38,248	$37,273

Liquidity and Sources of Capital

Working capital at June 30, 2008 was $14.4 million compared with $15.0 million at December 31, 2007. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our senior secured revolving credit facility and secured debt obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

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

In November, we entered into a $200 million five-year senior secured revolving credit facility. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of June 30, 2008, $59.0 million was outstanding under the facility.

We were in compliance with all of the financial covenants contained in our debt agreements as of June 30, 2008. The senior secured revolving credit facility will prevent us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Cash Flows

Operating  cash flows. Net cash flow from operating activities was $31.4 million and $21.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase of $9.9 million was primarily attributable to a decrease in receivables on increased revenues, higher net income and increased depreciation. These increases were partially offset by an increase in payments for drydocking of $12.8 million in the first six months of 2008 compared with the same period in 2007.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows. Net cash used in investing activities was $32.3 million and $22.5 million for the six months ended June 30, 2008 and 2007, respectively. Investing activities for the six months ended June 30, 2008 related primarily to the double hulling of one barge, the drydocking of three barges and progress payments for the two new tugs under construction. Investing activities in 2007 related primarily to costs that were incurred double-hulling two barges.

Financing cash flows. Net cash provided by financing activities was $7.2 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we borrowed $59.0 million under the senior secured revolving credit facility. Repayments of debt represent regularly scheduled installments under secured term loans and the repayment of capital lease obligations in connection with the purchase of the Overseas New Orleans and the Overseas Philadelphia in June 2008.

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

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of June 30, 2008 follows:

In thousands	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Long-term debt (1)	$3,898	$8,064	$8,065	$8,064	$66,855	$35,039	$129,985
Operating lease obligations (chartered-in vessels) (2)	17,602	51,791	61,538	64,331	64,306	150,286	409,854
Operating lease obligations with OSG (chartered-in vessels) (3)	4,058	5,900	—	—	—	—	9,958
Construction installments (4)	10,205	1,570	—	—	—	—	11,775
Total	$35,763	$67,325	$69,603	$72,395	$131,161	$185,325	$561,572

(1)          Amounts shown include contractual interest obligations.

(2)          As of June 30, 2008 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)          Represents charter-in commitments for two vessels on time charter from OSG.

(4)          Represents remaining shipyard commitments and excludes capitalized interest and other construction costs.

Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC, entered into a $200 million senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA. As of June 30, 2008, $59.0 million was outstanding under the facility, at an average interest rate of 3.39%.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by us on or after the second anniversary of the closing date and which may be approved by the lenders. Drawings under the facility are available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances.

Borrowings under the senior secured revolving credit facility are secured by first preferred mortgages on certain owned vessels, and are guaranteed by us.

OSG America Operating Company LLC may, at its option, prepay all loans under our senior secured revolving credit facility at any time without penalty (other than customary breakage costs). The outstanding loans under the senior secured revolving credit facility bear interest at a rate equal to LIBOR plus a margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).

The senior secured revolving credit facility prevents us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility requires us to adhere to certain financial covenants.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

ITEM 3.                  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As of June 30, 2008, long-term debt except for the $59.0 million drawn on the senior secured revolving credit facility, consisted of fixed-rate secured term loans. As of June 30, 2008, forward start interest rate swaps effectively convert our interest rate exposure on $30.0 million from a floating rated based on LIBOR to a fixed rate of 4.35% commencing in 2009.

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

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and the condensed predecessor combined financial statements for the three and six months ended June, 2007 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

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

ITEM 1A.               RISK FACTORS

There have been no material changes in the Partnership’s risk factors from those disclosed in our Annual  Report on Form 10-K for the year ended December 31, 2007, other than to the risk factors shown below.

Our business would be adversely affected if either we or our general partner failed to comply with the Jones Act foreign ownership provisions.

To maintain our privilege of operating our vessels in the Jones Act trade we must maintain U.S citizen status for Jones Act purposes. To ensure compliance with the Jones Act, both we and Overseas Shipholding Group, Inc. (“OSG”), through its ownership of our general partner, must be U.S. citizens qualified to document vessels for coastwise trade. Our partnership agreement restricts ownership by non-U.S. citizens of our outstanding partnership interests to a percentage equal to no more than 24% as determined from time to time by our general partner. Our general partner has determined to initially limit foreign ownership of our partnership interests to 15%. OSG’s governing documents contain similar provisions restricting foreign ownership as determined from time to time by OSG’s Board of Directors. OSG’s Board of Directors has limited foreign ownership of OSG’s outstanding common stock to 23%.

On April 16, 2008, OSG announced that U.S. ownership of its common stock at the close of business on April 15, 2008 had declined to 77%, the minimum percentage that its certificate of incorporation and by-laws mandate must be owned by U.S. citizens.

If more than 25% of OSG’s outstanding common stock were owned or controlled by non-U.S. citizens, OSG would no longer qualify as a U.S. citizen for Jones Act purposes. The consequences of OSG’s failure to qualify as a U.S. citizen under the Jones Act would have an adverse effect on us as we would be prohibited from operating our vessels in the U.S. coastwise trade.

American Shipping Corporation (“Aker”) has informed us and OSG that as a result of OSG’s order of three articulated tug barges (“ATBs”) from Bender Shipbuilding & Repair Co., Inc. (“Bender”), Aker is exercising a right it claims to have under its agreement with us and OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Aker.

On October 25, 2007, Aker informed us and OSG that Aker was exercising its alleged right to extend the bareboat charters for an additional five year period as a result of OSG’s order of the three ATBs from Bender. At that time, Aker also claimed that both us and OSG lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if Aker Philadelphia Shipyard, Inc. (“APSI”) contracts to build product carriers or ocean going tank barges for third parties.

We and OSG dispute Aker’s claims because, among other reasons, we believe that Aker waived, contracted away, and is otherwise estopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Aker violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008 Aker sent to OSG and us a notice demanding arbitration of Aker’s claims against OSG and us. We (along with OSG) have denied Aker’s claims in the arbitration and have brought a counterclaim against Aker concerning its October 2007 position with respect to our right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties have appointed an arbitration panel and have completed initial briefing. In April 2008 the parties met with the panel and set forth a proposed schedule for discovery and other events in the arbitration. The hearings on the merits have been bifurcated, with the final dates not yet set.

A five year extension of the initial term of the bareboat charters would lengthen the period we are required to charter these vessels. If we would not have exercised our option to charter each vessel for the five year extension period, this mandatory extension could have an adverse effect on us, the quantification of such adverse effect being dependent upon market conditions during such five year period. Furthermore, permitting Aker to compete against us — based on the argument, which Aker has made and which we dispute, that we have each lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties — could have an adverse effect on us, the quantification of such adverse effect being dependent upon market conditions during the relevant period. No assurances can be given that our positions with respect to Aker’s claims will be upheld in the arbitration.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

See Exhibit Index on page 30.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the condensed consolidated balance sheet of OSG America L.P. as of June 30, 2008 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008, the condensed predecessor combined carve-out statements of operations, for the three-month and six-month periods ended June 30, 2007, the changes in partners’ capital for the six-month period ended June 20, 3008, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2008 and the condensed predecessor combined carve-out statement of cash flows for the six-month period ended June 30, 2007.  These financial statements are the responsibility of the Partnership’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OSG America L.P as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in partners’ capital for the year then ended not presented herein, and in our report dated March 6, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

August 1, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date:	August 5, 2008	/s/ Jonathan P. Whitworth
Jonathan P. Whitworth
President and Chief Executive Officer

Date:	August 5, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer

EXHIBIT INDEX

10.8	Time Charter dated April 1, 2008

10.9	Time Charter dated April 1, 2008

10.10	Time Charter dated April 29, 2008

10.11	Time Charter dated April 29, 2008

10.12	Time Charter dated May 10, 2008

10.13	Time Charter dated May 10, 2008

10.14	Time Charter dated May 1, 2008

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.