Form 10-Q
period 2008-09-30
OSG America L.P.
filed 2008-11-06
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

The number of common units outstanding as of October 31, 2008 was 15,004,500.  The number of subordinated units outstanding as of that date was 15,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.                             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and Condensed Predecessor Combined Carve-out Statements of Operations for the three and nine months ended September 30, 2007	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and Condensed Predecessor Combined Carve-out Statement of Cash Flows for nine months ended September 30, 2007	6

Condensed Consolidated Statement of Changes in Partners’ Capital for the nine months ended September 30, 2008	7

Notes to Condensed Consolidated and Condensed Predecessor Combined Carve-Out Financial Statements	8

OSG AMERICA L.P.

CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,095	$3,380
Voyage receivables, including unbilled of $4,776 and $4,107	17,580	26,263
Other receivables	6,871	7,146
Inventory	3,876	2,997
Prepaid expenses and other current assets	3,989	3,961
Total current assets	65,411	43,747

Vessels, less accumulated depreciation of $78,143 and $59,568	411,803	405,447
Vessels under capital leases, less accumulated amortization of $0 and $80,414	—	21,246
Vessel held for sale	3,000	—
Deferred drydock expenditures, net	28,874	16,177
Investment in Alaska Tanker Company, LLC	2,789	5,782
Intangible assets, less accumulated amortization of $8,433 and $4,983	83,566	87,017
Goodwill	62,874	62,874
Other assets	12,921	8,822
Total assets	$671,238	$651,112

Liabilities and Partners’ Capital
Current Liabilities:
Accounts payable and accrued expenses	$20,721	$19,522
Advances from affiliated companies	10,295	—
Current portion of debt	2,963	2,834
Current obligations under capital leases	—	6,375
Total current liabilities	33,979	28,731

Long-term debt, less current portion	122,514	46,753
Obligations under capital leases	—	23,846
Advances from affiliated companies	—	9,657
Other non-current liabilities	4,595	1,428
Total liabilities	161,088	110,415

Partners’ Capital	510,150	540,697
Total liabilities and partners’ capital	$671,238	$651,112

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	Successor September 30, 2008	Predecessor September 30, 2007	Successor September 30, 2008	Predecessor September 30, 2007
Shipping Revenues:
Time and bareboat charter revenues (including $8,127 and $12,697, respectively, from OSG for the three and nine months ended September 30, 2008)	$43,193	$29,909	$112,291	$77,335
Voyage charter revenues	31,019	25,875	97,181	77,549
	74,212	55,784	209,472	154,884
Operating Expenses:
Voyage expenses	10,509	7,480	33,447	22,324
Vessel expenses	24,857	23,905	70,825	60,017
Charter hire expenses (including $1,791 and $4,720, respectively, to OSG for the three and nine months ended September 30, 2008)	11,385	4,928	30,230	7,937
Depreciation and amortization	12,902	12,234	39,602	34,698
General and administrative	4,857	—	15,862	—
General and administrative allocated from Overseas Shipholding Group, Inc.	—	5,791	—	15,903
Loss on impairment of vessel	19,319	—	19,319	—
Total operating expenses	83,829	54,338	209,285	140,879
(Loss)/income from vessel operations	(9,617)	1,446	187	14,005
Equity in income of affiliated companies	1,127	934	2,750	3,192
Operating (loss)/income	(8,490)	2,380	2,937	17,197
Other income /(expense)	87	—	208	(8)
	(8,403)	2,380	3,145	17,189
Interest expense to a wholly owned subsidiary of Overseas Shipholding Group, Inc.	—	2,256	—	6,426
Interest expense, other	1,295	1,267	4,153	3,805
(Loss)/income before federal income taxes	(9,698)	(1,143)	(1,008)	6,958
Provision for federal income taxes	—	434	—	1,658
Net (loss)/income	$(9,698)	$(1,577)	$(1,008)	$5,300

General partner’s interest in net loss	$(194)		$(20)
Limited partners’ interest:
Net loss	$(9,504)		$(988)
Net loss per unit – basic and diluted	$(0.32)		$(0.03)
Cash distribution declared per unit	$0.375		$1.125
Weighted average units outstanding - basic and diluted	30,002,250		30,002,250

Basic and diluted net (loss)/income per share		$(80.83)		$271.82
Shares used in computing basic and diluted net (loss)/income per share		19,500		19,500

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT

STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Successor Nine Months Ended September 30, 2008	Predecessor Nine Months Ended September 30, 2007
Cash Flows from Operating Activities:
Net (loss)/income	$(1,008)	$5,300
Items included in net (loss)/income not affecting cash flows:
Depreciation and amortization	39,602	34,698
Provision for deferred federal income taxes	—	1,681
Distributions of affiliated companies, net of undistributed earnings	2,994	3,618
Other – net	1,261	—
Items included in net (loss)/income related to investing and financing activities:
Loss on impairment of vessel	19,319	—
Payments for drydocking	(21,923)	(11,729)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	8,958	(7,691)
Increase in other assets	(906)	(1,469)
Decrease in accrued federal income taxes	—	(3,348)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	3,757	(2,988)
Net cash provided by operating activities	52,054	18,072

Cash Flows from Investing Activities:
Expenditures for vessels	(40,087)	(31,418)
Net cash used in investing activities	(40,087)	(31,418)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit facility	78,000	—
Payments on debt and obligations under capital leases	(32,331)	(9,812)
Cash distributions paid	(28,700)	—
Payments for initial public offering transaction costs	(241)	—
Changes in advances from affiliates	1,163	23,113
Other	(143)	—
Net cash provided by financing activities	17,748	13,301
Net increase/(decrease) in cash and cash equivalents	29,715	(45)
Cash and cash equivalents at beginning of period	3,380	280
Cash and cash equivalents at end of period	$33,095	$235

See notes to condensed consolidated financial statements.

OSG AMERICA L.P.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

DOLLARS AND UNITS IN THOUSANDS

(UNAUDITED)

	Limited Partners					Accumulated Other
	Common Units		Subordinated Units		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Income/(Loss)	Total
Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697
Net loss	—	(494)	—	(494)	(20)	—	(1,008)
Effect of derivative instruments	—	—	—	—	—	(609)	(609)
Comprehensive loss							(1,617)
Costs associated with issuance of units pursuant to initial public offering	—	(241)	—	—	—	—	(241)
Amortization of restricted units awards	—	11	—	—	—	—	11
Distributions to members	—	(14,064)	—	(14,062)	(574)	—	(28,700)

Balance at September 30, 2008	15,002	$248,580	15,000	$251,897	$10,282	$(609)	$510,150

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

•	OSG assigned to the Partnership the agreements to bareboat charter, from subsidiaries of American Shipping Company, six newbuild product carriers upon delivery of those vessels;
•	The Partnership issued to OSG 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in the Partnership;
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

Note B — Summary of Significant Accounting Policies:

Basis of Presentation and Description of Business.  OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 22 vessels in the operating fleet as of September 30, 2008, 20 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America L.P. has determined that it operates in one reportable segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying unaudited condensed consolidated and predecessor combined carve-out financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The condensed consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

For the three and nine months ended September 30, 2008, the condensed consolidated financial statements of the Company and its wholly owned subsidiaries reflect operations in which the Company operated as an independent company. For the three and nine months ended September 30, 2007, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of OSG using specific identification.  In the preparation of the predecessor carve-out financial statements, general and administrative expenses were not identifiable as relating to the vessels. General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees, and travel and entertainment were allocated based on the Company’s proportionate share of OSG’s total ship-operating days for the period. Management believes these allocations reasonably present the results of operations and cash flows of OSG America Predecessor. However, the predecessor combined carve-out statements of operations and cash flows may not be indicative of those that would have been realized had OSG America Predecessor operated as an independent stand-alone entity for the period presented. Had OSG America Predecessor operated as an independent stand-alone entity, its results could have differed significantly from those presented herein.

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

Vessels, deferred drydocking expenditures and other property. Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate.  Effective January 1, 2008, the Partnership effected a change in estimate related to the estimated scrap rate for substantially all of its barges and tankers from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value was applied prospectively and will reduce depreciation by approximately $2,400,000 for the year ending December 31, 2008.  The change in accounting estimate decreased depreciation expenses by $582,000 and $1,746,000 for the three and nine months ended September 30, 2008, respectively, and increased basic and diluted net income per unit by $0.02 and $0.06, respectively.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of its two remaining single hull tankers and extended their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $900,000 and basic and diluted net loss per unit decreased by $0.03 per unit in the quarter ended September 30, 2008.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting

Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application allowed.  FAS 161 allows, but does not require, comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

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

A condensed summary of the results of operations of ATC follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Time charter equivalent revenues	$35,069	$32,615	$103,524	$98,376
Ship operating expenses	(32,062)	(29,955)	(96,187)	(89,863)
	$3,007	$2,660	$7,337	$8,513

Note D — Derivatives and Fair Value Disclosures:

Interest Rate Swaps

As of September 30, 2008, the Company is a party to forward start floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with various major financial institutions covering notional amounts aggregating $30,000,000 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on 3-month LIBOR (approximately 4.1% as of September 30, 2008). These swaps mature in 2012.  As of September 30, 2008, the Company has recorded a liability of $609,000 related to the fair values of these swaps.

The following table presents the fair values for liabilities measured on a recurring basis as of September 30, 2008:

In thousands Description	Fair Value	Level 2: Significant other observable inputs
Liabilities:
Interest rate swaps	$609	$609

Note E—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

In thousands	As of September 30, 2008	As of December 31, 2007
Trade payables	$3,536	$4,533
Fuel accruals	1,954	3,544
Charter revenues received in advance	6,518	3,074
Drydock	2,798	2,523
Insurance premiums	275	2,253
Payroll and benefits	1,504	1,003
Customs and duty	2,197	—
Interest expense	554	311
Brokers commissions	391	444
Other	994	1,837
	$20,721	$19,522

Note F—Advances from Affiliated Companies:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s management and administrative agreements with OSGM and are non interest bearing.

Note G—Long-term Debt:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000, five-year senior secured revolving credit agreement. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of September 30, 2008, $78,000,000 was outstanding under the facility at a weighted average interest rate of 3.65%. The Partnership has $122,000,000 available under this facility at September 30, 2008.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The senior secured revolving credit facility prevents the Partnership from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility contains covenants requiring the Partnership to adhere to certain financial covenants.  The Partnership was in compliance with all of the financial covenants contained in our debt agreements as of September 30, 2008.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the senior secured revolving credit facility.

Interest paid, excluding loans to affiliates and capitalized interest, for the nine months ended September 30, 2008 and 2007 amounted to $3,655,000 and $3,856,000, respectively.

Note H—Taxes:

The components of the Predecessor’s provision for federal income taxes follow:

In thousands	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Current	$(3,515)	$(23)
Deferred	3,949	1,681
	$434	$1,658

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

Note I — Leases:

Charters-in:

As of September 30, 2008, the Partnership had commitments to charter-in eight vessels from subsidiaries of American Shipping Company (“AMSC”) and to time charter-in two vessels from OSG, all of which are, or will be, accounted for as operating leases. Effective upon the completion of the OSG Constitution’s shipyard period in the fourth quarter of 2008, the OSG Constitution/OSG 400’s time charter agreement with OSG will convert to a bareboat charter agreement.

The future minimum commitments and related number of operating days under the operating leases are as follows:

Bareboat Charters:

	As of September 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$9,639	460
2009	51,791	2,378
2010	61,539	2,787
2011	64,331	2,920
2012	64,306	2,928
Thereafter	150,286	5,228
Total	$401,892	16,701

Bareboat charters from OSG:

	As of September 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$794	69
2009	4,151	361
Total	$4,945	430

Time charters from OSG:

	As of September 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$550	22
2009	—	—
Total	$550	22

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”). The order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing subsidiaries of AMSC, which will charter the eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Five of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008

The remaining three vessels are scheduled to be delivered from the shipyard between early 2009 and early 2010. The bareboat charters will commence upon delivery of the vessels.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days less days vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

	As of September 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$41,870	1,088
2009	141,986	3,323
2010	124,158	2,638
2011	108,326	2,203
2012	63,199	1,298
Thereafter	66,144	1,393
Total	$545,683	11,943

Time charters to OSG:

	As of September 30, 2008
Dollars in thousands	Amount	Operating Days
2008	$8,054	273
2009	42,343	1,413
Total	$50,397	1,686

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

Note J—Pension Plans:

The Partnership makes contributions to jointly managed (company and union) multi-employer pension plans covering seagoing personnel. Certain other seagoing personnel are covered under a defined contribution plan, the cost of which is funded as incurred. The costs of these plans were not material for the nine months ended September 30, 2008 and 2007.

Note K — Commitments:

As of September 30, 2008, the Partnership had remaining commitments of $7,850,000 on non-cancelable contracts for the construction of two tugs to be delivered in 2009. The Partnership expects these commitments to be funded from existing cash on hand, borrowings under the senior secured revolving credit facility or additional long-term debt as required.

Note L — Impairment of Vessel:

During the third quarter of 2008, the Partnership decided to forego the scheduled drydocking of one of the older product carriers which is a requirement for her to continue in operations.  The vessel will cease operations and will be placed in lay-up during the fourth quarter of 2008 pending her sale. Accordingly, the Partnership recorded a charge of $19,319,000 to write down her carrying amount to her estimated net fair value as of September 30, 2008. This vessel has been classified as held for sale at September 30, 2008.

Note M — Related Party Transactions:

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

Also effective April 1, 2008, the Partnership entered into a time charter agreement with OSG for the charter-in of the Liberty/M300 and the OSG Constitution/OSG 400, which are two ATBs currently working in the Delaware Bay lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to the Partnership.  The terms of each of the charters end simultaneously with the completion of each unit’s lightering service, which is expected to occur in 2008 for the Liberty/M300 and 2009 for the OSG Constitution/OSG 400.

On October 10, 2008, the Partnership converted the time charter agreement with OSG on the OSG Constitution/OSG 400 to a bareboat charter agreement. The bareboat charter commences upon the completion of the OSG Constitution’s shipyard period in the fourth quarter of 2008.

Note N — Subsequent Events:

On October 23, 2008, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unitholders in the amount of $0.375 per unit for the three months ended September 30, 2008.  The distribution of approximately $11,500,000 will be paid on November 13, 2008 to unitholders of record on November 3, 2008.

On October 10, 2008, OSG purchased 500,435 of OSP’s common units based on an unsolicited inquiry from a unitholder.  OSG currently owns a 77.1% interest in the Partnership.

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

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels. OSG also contributed to us a 37.5% ownership interest in Alaska Tanker Company, LLC, (“ATC”) a joint venture that transports crude oil from Alaska to the continental United States and which employs a fleet of five crude-oil tankers. As of September 30, 2008, OSG owned a 75.5% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Twenty of the 22 vessels in our operating fleet at September 30, 2008 are operated in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

Overview—OSG America Predecessor

For the three and nine months ended September 30, 2007, the combined financial statements presented herein have been carved out of the consolidated financial statements of OSG. Our financial position, results of operations and cash flows reflected in our combined financial statements are not indicative of those that would have been achieved had we operated as an independent stand-alone entity for all periods presented or of future results.

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

In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act product carriers from subsidiaries of American Shipping Company (“AMSC”). In February 2007, OSG agreed in principle to charter up to six additional Jones Act product carriers, which eventually resulted in OSG concluding agreements to charter two vessels. The charters on eight of these twelve vessels have been assigned to us. We have committed to charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Five of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008

The remaining three vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between early 2009 and early 2010.

We have options to purchase from OSG up to six ATBs, to be constructed by Bender Shipbuilding & Repair Co., Inc. The delivery dates of these ATBs have been delayed and we continue to work with the shipyard to resolve these delays. The ATBs are currently scheduled for delivery between early 2009 and late 2010. We also have options to acquire from OSG the right to bareboat charter up to four of the remaining newbuild vessels to be constructed by Aker Philadelphia Shipyard Inc., scheduled for delivery between 2010 and early 2011.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under our senior secured revolving credit facility.

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

Vessel Lives and Impairment

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date that such vessel was originally delivered from the shipyard or 20 years from the date our ATBs were rebuilt.  Effective January 1, 2008, we effected a change in estimate related to the estimated scrap rate for substantially all of our barges and tankers from $150 per lightweight ton to $300 per lightweight ton.  The resulting increase in salvage value will reduce depreciation by approximately $2.4 million for the year ending December 31, 2008 and by approximately $0.6 million for each quarter in 2008.  The assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels.  Although management believes that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

The carrying values of our vessels may not represent the fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings.  Historically, both charter rates and vessel values tend to be cyclical. We record impairment losses only when events occur that cause us to believe that the future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable.  In such instances, an impairment charge would be recognized if the estimate of the future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount.  This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

In developing estimates of future cash flows, we must make assumptions about future charter rates, ship operating expenses, and the estimated remaining useful lives of the vessels.  These assumptions are based on historical trends as well as future expectations.  Although management believes that the assumptions used to evaluate potential impairment are reasonable and appropriate, such assumptions are highly subjective.

During the third quarter of 2008, we decided to forego the scheduled drydocking of one of our older product carriers which is a requirement for her to continue in operations.  The vessel will cease operations and will be placed in lay-up during the fourth quarter of 2008 pending her sale.  Accordingly, we recorded a charge of $19.3 million to write down the carrying amount of this vessel to her estimated net fair value as of September 30, 2008 and have classified this vessel as held for sale at September 30, 2008.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of its two remaining single hull tankers and extended their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $0.9 million and basic and diluted net loss per unit decreased by $0.03 per unit in the quarter ended September 30, 2008.

Goodwill and Intangible Assets

We test the goodwill in each of our reporting units for impairment at least annually, or more frequently if impairment indicators arise in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” by comparing our estimated fair value with our estimated net book value. Considering the general weakening of the economic outlook and the decline in the financial and banking sectors, we performed an impairment test as of September 30, 2008.  We derive fair value primarily based on discounted cash flow models.  The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows.  No impairment of goodwill has been recorded during any of the periods presented.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133” (“FAS 161”).  FAS 161 requires qualitative disclosures about an entity’s objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years, and interim periods within those fiscal years beginning after November 15, 2008, with early application allowed.  FAS 161 allows, but does not require, comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, “Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships.” EITF 07-4 requires master limited partnerships with incentive distribution rights (“IDRs”), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

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

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates for Jones Act Product Carriers and Articulated Tug/Barges (ATBs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
40,000 dwt Product Carriers	$39,700	$51,100	$57,500	$52,900
30,000 dwt ATBs	$23,900	$33,200	$37,400	$34,200

During the third quarter of 2008, rates for Jones Act Product Carriers and handysize ATBs averaged $39,700 per day and $23,900 per day, respectively. Rates for the product carriers and ATBs were 22% and 28%, respectively, lower than the third quarter of 2007.

The lower third quarter of 2008 rates reflected a reduction in U.S. Gulf Coast refining utilization rates from 90.6% in the third quarter of 2007 to 76.6% in the third quarter of 2008. This was primarily due to hurricanes that hit the U.S. Gulf Coast curtailing gasoline output at Gulf Coast refineries by approximately 1.2 million barrels per day compared with pre-hurricane levels. Lower refining utilization rates reduced product shipments from the Gulf Coast in the third quarter of 2008. Six vessels operating in the Jones Act market were used to transport grain in the third quarter somewhat offsetting the decrease in gasoline shipments.

The Delaware Bay lightering business transported an average of 238,000 barrels per day during the quarter, which was at a similar level compared with the third quarter of 2007 but 6% lower than the second quarter 2008 volumes. U.S. East Coast refinery utilization was 80% in the third quarter of 2008 compared with 87% in the third quarter of 2007. Refinery utilization in the third quarter of 2008 was lower than the second quarter of 2008 due to customer refinery issues and delays caused by Hurricane Hannah.

Two new vessels, including our newly built tanker, the Overseas Texas City, were delivered during the third quarter of 2008. No conversions or scrappings were reported. As of September 30, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs consisted of 66 vessels, or 2.6 million dwt. Approximately 39% of the fleet, based on dwt, is not double hulled and will be phased out during the next nine years in accordance with the OPA regulations. The Jones Act Product Carrier orderbook at September 30, 2008 consisted of 30 tankers and barges in the 160,000 to 420,000 barrel size range, which are scheduled for delivery through 2012.

Freight rates remain highly sensitive to an over supply in spot tonnage, severe weather and geopolitical and economic events.  Spot market tonnage has increased due to redeliveries of older, non double hull vessels in response to the on time deliveries of the first five product carriers from Aker. Additionally, hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated and combined statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
TCE Revenues	$63,703	$48,304	$176,025	$132,560
Voyage Expenses	10,509	7,480	33,447	22,324
Shipping Revenues	$74,212	$55,784	$209,472	$154,884

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue Days:
Jones Act ATBs	776	525	2,172	1,720
Jones Act Product Carriers	906	695	2,496	1,782
Non-Jones Act Product Carriers	184	179	484	535
	1,866	1,399	5,152	4,037

Average Daily TCE Rates:
Jones Act ATBs	$30,227	$33,859	$31,713	$28,359
Jones Act Product Carriers	$35,212	$37,239	$34,597	$35,872
Non-Jones Act Product Carriers	$45,353	$25,961	$42,957	$37,120

Effective April 1, 2008, we entered into time charter agreements with OSG for the charter-in of the Liberty/M300 and the OSG Constitution/OSG 400, which are two ATBs currently working in the Delaware Bay lightering business, at fixed daily rates.  The agreement assigns the charter contracts on these two ATBs to us.  On October 10, 2008, the Partnership converted the time charter agreement with OSG on the OSG Constitution/OSG 400 to a bareboat charter agreement. The bareboat charter commences upon the completion of the OSG Constitution’s shipyard period in the fourth quarter of 2008. The term of the bareboat charter ends simultaneously with the completion of the unit’s lightering service, which is expected to occur in 2009.

TCE revenues increased $15.4 million, or 32%, from $48.3 million for the three months ended September 30, 2007 to $63.7 million for the three months ended September 30, 2008. The increase in TCE revenues resulted primarily from a net increase of 467 revenue days in the three months ended September 30, 2008 compared with the same period in 2007. These additional days were attributable to the delivery of the Overseas Los Angeles and the Overseas New York in November 2007 and April 2008, respectively, which added 184 revenue days the third quarter of 2008 compared with the same quarter in 2007.  On February 20, 2007, the barge M211, was taken out of service and entered the shipyard for her double hull conversion.  She re-entered service on April 24, 2008, renamed the OSG 243, adding 91 revenue days to the three months ended September 30, 2008 compared with the same period in 2007. The addition of the Liberty/M300 and the OSG Constitution/OSG 400 charter contracts, discussed above, added 103 revenue days to the three months ended September 30, 2008 compared with the same period in 2007.

TCE revenues increased $43.4 million, or 33%, from $132.6 million for the nine months ended September 30, 2007 to $176.0 million for the nine months ended September 30, 2008. The increase in TCE revenues resulted primarily from a net increase of 1,115 revenue days in the nine months ended September 30, 2008 compared with the same period in 2007. These additional days were attributable primarily to the delivery of the Aker tankers, discussed in Future Business above, which added 691 revenue days in 2008 compared with the same period in 2007. In the nine months ended September 30, 2007, the barge OSG 242 was in the shipyard being rebuilt to a double hull configuration.  Her return to service added 103 revenue days to the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.  The addition of the Liberty/M300 and the OSG Constitution/OSG 400 charter contracts, discussed above, added 252 revenue days to the nine months ended September 30, 2008 compared with the same period in 2007.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Days:
Jones Act ATBs	840	736	2,444	2,184
Jones Act Product Carriers	931	736	2,650	1,968
Non-Jones Act Product Carriers	184	184	548	546
	1,955	1,656	5,642	4,698

Average Daily Vessel Expenses:
Jones Act ATBs	$8,333	$9,213	$8,099	$8,277
Jones Act Product Carriers	$17,878	$18,711	$17,265	$17,168
Non-Jones Act Product Carriers	$11,304	$18,223	$13,358	$14,932

Vessel expenses increased $1.0 million, or 4%, from $23.9 million for the three months ended September 30, 2007 to $24.9 million for the three months ended September 30, 2008.  The increase in vessel expenses resulted primarily from a net increase of 299 operating days in the three months ended September 30, 2008 compared with the same period in 2007. These additional days were attributable to the delivery of the Aker tankers, discussed in Future Business above, which added 196 operating days in 2008 compared with the same period in 2007. Operating days also increased due to a reduction in out-of-service days due to drydockings and from the addition of the Liberty/M300 and the OSG Constitution/OSG 400 charter contracts, which added 104 days during the quarter. These days are excluded in calculating daily vessel expenses. We also recognized higher crew wages in 2008 compared with the 2007 period.

Vessel expenses increased $10.8 million, or 18%, from $60.0 million for the nine months ended September 30, 2007 to $70.8 million for the nine months ended September 30, 2008.  The increase in vessel expenses resulted primarily from a net increase of 944 operating days in the nine months ended September 30, 2008 compared with the same period in 2007. These additional days were attributable to the delivery of the Aker tankers, discussed in Future Business above, which added 676 operating days in 2008 compared with the same period in 2007. Operating days also increased 252 days from the addition of the Liberty/M300 and the OSG Constitution/OSG 400 charter contracts. We also recognized higher crew wages in 2008 compared with the 2007 period.

Charter Hire Expenses

Charter hire expenses increased $6.5 million from $4.9 million for the three months ended September 30, 2007 to $11.4 million for the three months ended September 30, 2008. Charter hire expenses increased $22.3 million from $7.9 million for the nine months ended September 30, 2007 to $30.2 million for the nine months ended September 30, 2008. The deliveries of the Aker tankers, discussed in Future Business above, resulted in an additional 196 and 676 days of charter hire expense in the three and nine months ended September 30, 2008, respectively. In addition, we recognized $1.8 million and $4.7 million of charter hire expense in the three and nine months ended September 30, 2008, respectively, as a result of the Liberty/M300 and OSG Constitution/OSG 400 charter contracts, discussed above.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million, or 5%, from $12.2 million for the three months ended September 30, 2007 to $12.9 million for the three months ended September 30, 2008. Depreciation and amortization increased $4.9 million, or 14%, from $34.7 million for the nine months ended September 30, 2007 to $39.6 million for the nine months ended September 30, 2008. The increase in both periods was primarily due to the amortization of costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition, partially offset by a decrease of approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2008, respectively, as a result of the change in salvage value of the vessels. In addition, the extension of the useful lives of our remaining single hull tankers to match their OPA retirement dates in connection with the purchase of the Overseas New Orleans and the Overseas Philadelphia, reduced depreciation expense by $0.9 million in the three and nine months ended September 30, 2008. Depreciation and amortization for each of the three months ended September 30, 2008 and 2007 includes $1.2 million and for each of the nine months ended September 30, 2008 and 2007 includes $3.5 million related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses decreased $0.9 million, or 16%, from $5.8 million for the three months ended September 30, 2007 to $4.9 million for the three months ended September 30, 2008. General and administrative expenses of $15.9 million for the nine months ended September 30, 2008 were comparable with the nine months ended September 30, 2007. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet’s proportionate share of OSG’s total ship-operating (calendar) days. For the three and nine months ended September 30, 2007, ship-operating days were 1,656 and 4,698 days, respectively. Management believes that such allocation reasonably presents the results of operations and cash flows of OSG America Predecessor for the period ended September 30, 2007. General and administrative expenses for the three and nine months ended September 30, 2008 reflect actual expenses incurred.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto.  ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year.  The portion of incentive hire that is based on annual targets is not recognized until the fourth quarter when deemed earned. Equity in income of affiliated companies increased by $0.2 million, or 21%, from $0.9 million for the three months ended September 30, 2007 to $1.1 million for the 2008 period. Equity in income of affiliated companies decreased by $0.4 million, or 14%, from $3.2 million for the nine months ended September 30, 2007 to $2.8 million for the nine months ended September 30, 2008. The year-to-date decrease was attributable to a decrease in the quarterly incentive hire rate earned by ATC in 2008 compared with 2007.

Interest Expense, other

Interest expense on third party obligations of $1.3 million for the three months ended September 30, 2008 was comparable with the three months ended September 30, 2007. Interest expense on third party obligations increased $0.4 million, or 9%, from $3.8 million for the nine months ended September 30, 2007 to $4.2 million for the nine months ended September 30, 2008. A decrease in interest expense incurred with respect to secured term loans due to normal amortization was offset by interest incurred on borrowings under the senior secured revolving credit facility totaling $0.7 million and $1.4 million for the three and nine months ended September 30, 2008, respectively. Interest expense is net of $0.3 million capitalized in connection with vessel construction for each of the three months ended September 30, 2008 and 2007. Interest expense for the nine months ended September 30, 2008 and 2007 is net of $0.9 million and $1.2 million, respectively, capitalized in connection with vessel construction.  On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under the senior secured revolving credit facility and will reduce interest expense in periods subsequent to June 30, 2008.

Provision for Federal Income Taxes

As a result of our initial public offering as a partnership, we are not a taxable entity and will incur no federal income tax liability.  Instead, each unitholder will be required to take into account his or her share of items of income, gain, loss, and deduction of the partnership in computing his federal income tax liability without regard to whether corresponding cash distributions are received from the partnership by him. The income tax provisions for the three and nine months ended September 30, 2007 were based on the pre-tax results determined on a separate-return basis.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Net (loss)/income	$(9,698)	$(1,577)	$(1,008)	$5,300
Provision for federal income taxes	—	434	—	1,658
Interest expense	1,295	3,523	4,153	10,231
Depreciation and amortization	12,902	12,234	39,602	34,698
EBITDA	$4,499	$14,614	$42,747	$51,877

The following table reconciles net cash provided by operating activities, as reflected in our statements of cash flows, to EBITDA:

	Nine Months Ended September 30,
In thousands	2008	2007
Net cash provided by operating activities	$52,054	$18,072
Payments for drydocking	21,923	11,729
Interest expense	4,153	10,231
Undistributed earnings from affiliated companies	(2,994)	(3,618)
Loss on vessel impairment	(19,319)	—
Changes in operating assets and liabilities (except for taxes)	(11,809)	12,148
Federal income taxes	—	3,325
Other	(1,261)	—
EBITDA	$42,747	$51,887

Liquidity and Sources of Capital

Working capital at September 30, 2008 was $31.4 million compared with $15.0 million at December 31, 2007. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our senior secured revolving credit facility and secured debt obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

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

In November 2007, we entered into a $200 million five-year senior secured revolving credit facility.  Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of September 30, 2008, $78.0 million was outstanding under the facility.

We were in compliance with all of the financial covenants contained in our debt agreements as of September 30, 2008.  The senior secured revolving credit facility will prevent us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Cash Flows

Operating cash flows.  Net cash flow provided by operating activities was $52.1 million and $18.1 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of $34.0 million was primarily attributable to higher operating earnings before the non-cash loss on vessel impairment, a decrease in receivables and higher payables and accrued expenses. These increases were partially offset by an increase in payments for drydocking of $10.2 million in the first nine months of 2008 compared with the same period in 2007.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows.  Net cash used in investing activities was $40.1 million and $31.4 million for the nine months ended September 30, 2008 and 2007, respectively. Investing activities for the nine months ended September 30, 2008 related primarily to the double hulling of one barge, the drydocking of six vessels and progress payments for the two new tugs under construction.  Investing activities in 2007 related primarily to costs that were incurred double-hulling two barges.

Financing cash flows. Net cash provided by financing activities was $17.7 million and $13.3 million for the nine months ended September 30, 2008 and 2007, respectively.  During the nine months ended September 30, 2008, we borrowed $78.0 million under the senior secured revolving credit facility. Repayments of debt represent regularly scheduled installments under secured term loans and the repayment of capital lease obligations in connection with the purchase of the Overseas New Orleans and the Overseas Philadelphia in June 2008.

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

Periodically, we also incur expenditures to acquire or construct additional product carriers and barges and/or to upgrade vessels in order to comply with statutory regulations. We are not aware of any regulatory changes or environmental liabilities that will have a material impact on our current or future operations.

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

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of September 30, 2008 follows:

In thousands	Balance of 2008	2009	2010	2011	2012	Beyond 2012	Total
Long-term debt (1)	$2,154	$9,383	$9,353	$9,353	$87,054	$35,260	$152,557
Operating lease obligations (chartered-in vessels) (2)	9,639	51,791	61,539	64,331	64,306	150,286	401,892
Operating lease obligations with OSG (chartered-in vessels) (3)	1,344	4,151	—	—	—	—	5,495
Construction installments (4)	785	7,065	—	—	—	—	7,850
Total	$13,922	$72,390	$70,892	$73,684	$151,360	$185,546	$567,794

(1)	Amounts shown include contractual interest obligations.

(2)	As of September 30, 2008 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)	Represents charter-in commitment for one vessel on charter from OSG as of September 30, 2008.

(4)	Represents remaining shipyard commitments and excludes capitalized interest and other construction costs.

Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC, entered into a $200 million senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA.  As of September 30, 2008, $78.0 million was outstanding under the facility, at an average interest rate of 3.65%.

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

ITEM 3.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As of September 30, 2008, long-term debt except for the $78.0 million drawn on the senior secured revolving credit facility, consisted of fixed-rate secured term loans.  As of September 30, 2008, forward start interest rate swaps effectively convert our interest rate exposure on $30.0 million from a floating rated based on LIBOR to a fixed rate of 4.35% commencing in 2009.

We intend to invest our cash in financial instruments with maturities of less than three months within the parameters of our investment policy and guidelines.

We may use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. Changes in the fair value of interest rate swaps are either offset against the fair value of assets or liabilities through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of an interest rate swap’s change in fair value is immediately recognized in income. Premiums and receipts, if any, are recognized as adjustments to interest expense over the lives of the individual contracts.

Foreign Currency Risk

The shipping industry’s functional currency is the U.S. dollar. All of our revenues and most of our operating costs are in U.S. dollars.

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and the condensed predecessor combined financial statements for the three and nine months ended September 30, 2007 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

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

To maintain our privilege of operating our vessels in the Jones Act trade we must maintain U.S. citizen status for Jones Act purposes.  To ensure compliance with the Jones Act, both we and Overseas Shipholding Group, Inc. (“OSG”), through its ownership of our general partner, must be U.S. citizens qualified to document vessels for coastwise trade.  Our partnership agreement restricts ownership by non-U.S. citizens of our outstanding partnership interests to a percentage equal to no more than 24% as determined from time to time by our general partner.  Our general partner has determined to initially limit foreign ownership of our partnership interests to 15%.  OSG’s governing documents contain similar provisions restricting foreign ownership as determined from time to time by OSG’s Board of Directors.  OSG’s Board of Directors has limited foreign ownership of OSG’s outstanding common stock to 23%.

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

American Shipping Company (“Amsc”) has informed us and OSG that as a result of OSG’s order of three articulated tug barges (“ATBs”) from Bender Shipbuilding & Repair Co., Inc. (“Bender”), Amsc is exercising a right it claims to have under its agreement with us and OSG to impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that subsidiaries of OSG are chartering from subsidiaries of Amsc.  Amsc has also notified OSG that Amsc was unilaterally reversing the building sequence of two vessels, one of which is to be used as a shuttle tanker.

On October 25, 2007, Amsc informed us and OSG that Amsc was exercising its alleged right to extend the bareboat charters for an additional five year period, according to Amsc’s calculation (which we and OSG dispute), as a result of OSG’s order of the three ATBs from Bender.  At that time, Amsc also claimed that both we and OSG lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if Amsc Philadelphia Shipyard, Inc. (“APSI”) contracts to build product carriers or ocean going tank barges for third parties.

We and OSG dispute Amsc’s claims because, among other reasons, we believe that Amsc waived, contracted away, and is otherwise estopped from asserting, its right under its agreement with respect to the order for the tank barges and further that Amsc violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in the Amendment Agreement.

On January 11, 2008 Amsc sent to OSG and us a notice demanding arbitration of Amsc’s claims against OSG and us.  We (along with OSG) have denied Amsc’s claims in the arbitration and have brought a counterclaim against Amsc concerning its October 2007 position with respect to our right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties have appointed an arbitration panel, are finishing discovery and are deposing potential witnesses for the arbitration hearings. The hearings on the merits are scheduled to begin on November 10, 2008.

A five year extension of the initial term of the bareboat charters would lengthen the period we are required to charter these vessels.  This mandatory extension could have an adverse effect on us because it removes our option to decide if it is advantageous to us to charter each vessel for the five year extension period, the quantification of such adverse effect being dependent upon market conditions during such five year period.  Furthermore, permitting Amsc to compete against us — based on the argument, which Amsc has made and which we dispute, that we have each lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties — could have an adverse effect on us, the quantification of such adverse effect being dependent upon market conditions during the relevant period.  No assurances can be given that our positions with respect to Amsc’s claims will be upheld in the arbitration.

On October 14, 2008, Amsc notified OSG that Amsc was reversing the building sequence of two vessels, one for a product carrier contractually obligated to be delivered on or before September 19, 2009 to be named the Overseas Cascade, which Amsc has agreed may be converted to a shuttle tanker, and the other for a product carrier contractually obligated to be delivered to OSG on or before January 18, 2010 to be named the Overseas Martinez, which OSG does not have the right to convert to a shuttle tanker.  We and OSG dispute Amsc’s ability to make this switch in hulls and delivery dates without OSG’s consent, and OSG immediately objected to Amsc’s action.

On October 21, 2008, OSG requested that the arbitration panel that is deciding the merits of the dispute described above also decide expeditiously the merits of the dispute concerning the change in delivery dates of the Overseas Cascade and Overseas Martinez to avoid or reduce any harm to OSG or its customers from Amsc’s unilateral change in delivery dates.  No assurance can be given that our and OSG’s position that Amsc can not amend the delivery dates of these two vessels without OSG’s consent will be upheld in the arbitration.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.          EXHIBITS

See Exhibit Index on page 31.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the condensed consolidated balance sheet of OSG America L.P. as of September 30, 2008 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008, the condensed predecessor combined carve-out statements of operations for the three-month and nine-month periods ended September 30, 2007, the condensed consolidated statement of changes in partners’ capital for the nine-month period ended September 30, 2008, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008 and the condensed predecessor combined carve-out statement of cash flows for the nine-month period ended September 30, 2007.  These financial statements are the responsibility of the Partnership’s management.

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

November 4, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date:	November 6, 2008	/s/ Jonathan P. Whitworth
Jonathan P. Whitworth
President and Chief Executive Officer

Date:	November 6, 2008	/s/ Myles R. Itkin
Myles R. Itkin
Chief Financial Officer

EXHIBIT INDEX

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.