Form 10-K
period 2008-12-31
OSG America L.P.
filed 2009-03-06
CIK 1409134

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 001-33806

OSG AMERICA L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3812936 (IRS Employer Identification No.)
Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL (Address of principal executive offices)	33602 (Zip Code)

(813) 209-0600
Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrants common units held by non-affiliates as of June 30, 2008 the last business day of the registrant's most recently completed second quarter, was $102,405,713 based on a closing price of $13.65 per unit on the New York Stock Exchange on that date. (For this purpose, all outstanding common units have been considered held by non-affiliates, other than the units beneficially owned by directors, officers and certain 5% unitholders of the registrant). As of March 4, 2009, 15,004,500 Common Units and 15,000,000 Subordinated Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

2                                                                                                                   OSG America L.P.

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

•
delays or cost overruns in the building of new vessels (including failure to deliver new vessels) and scheduled shipyard maintenance;

•
financial difficulties of the shipyard building or repairing a vessel, including bankruptcy;

•
the outcome of negotiations with American Shipping Company (formerly know as Aker American Shipping Company ASA) and Bender Shipbuilding & Repair;

•
changes in credit risk of counterparties, including shipyards, suppliers and financial lenders;

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

•
potential reductions in the supply of tank vessels due to restrictions set forth by the Oil Pollution Act of 1990 ("OPA 90");

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

•
customers' increasing emphasis on environmental and safety concerns;

•
our future financial condition or results of operations and our future revenues and expenses; and

•
our business strategy and other plans and objectives for future acquisitions/operations.

These forward-looking statements are made based upon management's current plans, expectations, estimates, assumptions and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Please read "Risk Factors" in Item 1A. of this Annual Report for a list of important factors that could cause our actual results of operations or financial condition to differ from the expectations reflected in these forward-looking statements.

2008 Annual Report                                                                                                                                                                       3

PART I

ITEM 1. BUSINESS

Our Partnership

OSG America L.P. ("OSP", "We" or "Us") is the largest operator, based on barrel-carrying capacity, of U.S. flag product carriers and barges transporting refined petroleum products. We were formed in 2007 by Overseas Shipholding Group, Inc. ("OSG") (NYSE: OSG), a market leader in providing global energy transportation services. We plan to use the expertise, customer base and reputation of OSG to expand our marine transportation service. Our operating fleet of product carriers and barges consists of twelve product carriers, eight articulated tug barges ("ATB"s) and one conventional tug-barge unit ("CTB"), with an aggregate carrying capacity of approximately 6.0 million barrels. We also have one product carrier that is is held for sale at December 31, 2008 and not part of our operating fleet. Alaska Tanker Company, LLC ("ATC"), a joint venture in which we have a 37.5% ownership interest, transports crude oil from Alaska to the continental United States using a fleet of four crude-oil tankers with an aggregate carrying capacity of 5.5 million barrels. OSG owns a 77.1% interest in OSP, including a 2% interest through our general partner, which OSG owns and controls.

The majority of our vessels transport refined petroleum products in the U.S. "coastwise" trade over three major trade routes:

•
from refineries located on the Gulf Coast to Florida, Atlantic Coast and the West Coast;

•
from refineries located on the West Coast to Southern California and Oregon; and

•
from refineries located on the East Coast to New England.

The Gulf Coast to Florida trade route is the most important of these trade routes due to the absence of pipelines that service Florida. We also provide lightering services on the East Coast by offloading crude oil from large crude-oil tankers and transporting it to refineries in the Delaware River Basin.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (the "Jones Act"), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens (or owned by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade and, in the case of limited partnerships, where the general partner meets U.S. citizenship requirements for the U.S. coastwise trade). Charter rates for Jones Act vessels have historically been more stable than those of similar vessels operating in the international shipping markets. We currently operate nineteen of our twenty-one operating vessels in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

OSG has assigned to us its agreements to bareboat charter eight newbuild product carriers from subsidiaries of American Shipping Company ("AMSC"), five of the newbuilds have delivered through December 31, 2008 and their bareboat charters have commenced, the remaining three bareboat charters will commence upon delivery of the newbuild product carriers from the shipyard between 2009 and early 2010. The remaining three product carriers have already been time chartered to customers for fixed periods of 3 years, which can be further extended at the customer's option. We also have the opportunity to increase the size of our fleet through the exercise of options granted to us by OSG to:

•
purchase up to two newbuild double-hulled ATBs, scheduled for delivery between late 2009 and 2010; and

•
acquire the right to bareboat charter up to two newbuild double-hulled product carriers and up to two newbuild double-hulled shuttle tankers from AMSC, scheduled for delivery between late 2009 and early 2011.

The options to purchase the newbuild ATBs from OSG and the rights to bareboat charter the newbuild product carriers and shuttle tankers from AMSC will be exercisable prior to the first anniversary of the delivery of each vessel. The exercise of any of the options will be subject to the negotiation of a purchase price.

4                                                                                                                   OSG America L.P.

The following chart details the potential growth of our fleet and its aggregate carrying capacity:

				After Scheduled Deliveries		Optional Product Carriers and Barges 2009-2011
	At December 31, 2008							Total
			Scheduled Deliveries 2009-2010
	Vessels (1)	Capacity (barrels)		Vessels	Capacity (barrels)		Phase-out 2011-2013	Vessels	Capacity (barrels)

	(in thousands)			(in thousands)				(in thousands)
Product Carriers (2)	12	3,843	3	15	4,815	4	(4)	15	4,787
ATBs (3)(4)	8	2,028	—	8	2,028	2	—	10	2,722
CTB	1	172	—	1	172	—	—	1	172

Total Fleet	21	6,043	3	24	7,015	6	(4)	26	7,681

(1)
Does not include the four crude-oil tankers operated by ATC.

(2)
Does not include one product carrier held for sale at December 31, 2008.

(3)
We are constructing two 8,000 horsepower tugs, each with its own ATB coupler system, that are scheduled for delivery in 2010.

(4)
Includes one ATB that is a bareboat charter-in from OSG.

In 2008, over 95% of our revenues were from fixed-rate contracts, which include Time Charters, Contracts of Affreightment ("COA"), and Consecutive Voyage Charters ("CVC"). Our contracts have an average of two years before they expire. Time charters on the three newbuild product carriers that will be delivered to us between 2009 and early 2010 have an average term of three years. We believe that our strong customer relationships provide a foundation for stable revenue and long term growth of our business.

Business Strategy

Our primary business objective is to continue to grow our distributable cash flow per unit by executing the following strategies:

Increase Market Share—We operate the largest fleet of U.S. flag product carriers and barges, based on barrel-carrying capacity, transporting refined petroleum products. Our bareboat charter of three newbuild product carriers from AMSC and, assuming we exercise all of our options with OSG to bareboat charter two newbuild product carriers and two newbuild shuttle tankers from AMSC and to purchase two newbuild ATBs previously scheduled to be constructed by Bender Shipbuilding & Repair Co., Inc. ("Bender"), will further strengthen our leading position in the Jones Act trade. We will continue to evaluate strategic acquisitions in order to meet the demand for U.S. flag vessels in a manner that will increase our distributable cash flow.

Capitalize on Relationship with OSG—We intend to use OSG's customer relationships with leading integrated oil companies and independent refiners to secure longer-term contracts for our vessels.

Generate Stable Cash Flows With High-Quality Charterers—Our customers are predominantly leading integrated oil companies and independent refiners. We believe that entering into medium to long-term charters with these customers will provide us with relatively stable cash flows.

Expand into Related Segments—We believe that our high-quality Jones Act vessels, our reputation for dependable service and our relationship with OSG will enable OSP to expand into new segments, such as shuttle tankers in the Gulf of Mexico.

Emphasize Safety—We have an excellent vessel safety record and reputation for customer service and support. We believe that by maintaining a high standard for operational safety and environmental compliance, we will be able to maintain our leading market position.

Maintain Financial Strength and Flexibility—We intend to maintain financial strength and flexibility so as to enable us to pursue acquisition opportunities as they arise. We had access to $155 million under our senior secured revolving credit facility for working capital and acquisitions at December 31, 2008.

We are a Delaware limited partnership formed on May 14, 2007. On November 15, 2007, we completed an initial public offering of 7,500,000 common units at $19.00 per unit representing a 24.5% limited partner interest. OSG

2008 Annual Report                                                                                                                                                                       5

America LLC, a wholly owned subsidiary of Overseas Shipholding Group, Inc., is our sole general partner and has a 2% general partner interest. During 2008, subsidiaries of OSG acquired a 1.6% limited partnership interest from unitholders, increasing the limited partnership interest held by subsidiaries of OSG to 75.1%.

Our principal executive offices are located at Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, FL 33602, and our phone number is (813) 209-0600.

Industry

Fleet

Our operating fleet consists of twenty-one U.S. flag product carriers and barges composed of twelve product carriers, eight ATBs and one CTB with an aggregate carrying capacity of approximately 6.0 million barrels.

We have:

•
agreements to bareboat charter three newbuild product carriers from subsidiaries of AMSC upon their delivery from the shipyard between 2009 and early 2010;

•
options to purchase from OSG two newbuild ATBs, upon their delivery in 2009 and 2010; and

•
options to acquire from OSG the right to bareboat charter up to two newbuild double-hulled product carriers and up to two newbuild double-hulled shuttle tankers from AMSC, upon their delivery from the shipyard between late 2009 and early 2011.

If we purchase and bareboat charter all of these newbuild vessels, and after adjusting for the phase out of the four single-hull vessels, our operating fleet will increase from twenty-one to twenty-six product carriers and ATBs and our aggregate carrying capacity will increase from 6.0 million to 7.7 million barrels. We believe that employing a fleet consisting of product carriers and ATBs allows us to effectively meet the requirements of various customers in a number of different markets.

6                                                                                                                   OSG America L.P.

The following table sets forth information concerning our operating fleet of twelve product carriers, eight ATBs and one CTB as of December 31, 2008:

		Cargo Capacity		Owned/ Bareboat-In Expiration
	Year Built/ Rebuilt					Charter-Out Expiration
Vessel Name		DWT	Barrels (1)		Charterer (2)

Single-hulled Product Carriers
Overseas Puget Sound	1983	50,861	356,000	Owned	Tesoro TC	March 2009 (4)
Overseas New Orleans	1983	42,954	306,000	Owned	OSG TC	Dec 2009
Overseas Galena Bay	1982	50,116	356,000	Owned	SeaRiver TC	March 2009
Overseas Philadelphia	1982	43,387	306,000	Owned	Citgo TC	Jan 2010
Double-hulled Product Carriers
Overseas Diligence	1977	39,732	269,000	Owned	COA	—
Overseas Maremar	1998	47,225	315,000	Owned	Spot/COA	Dec 2009
Overseas Luxmar	1998	45,999	315,000	Owned	Spot/COA	Dec 2009
Overseas Houston	2007	46,815	324,000	Feb 2014 (3)	Shell TC	Mar 2010 (4)
Overseas Long Beach	2007	46,817	324,000	Jun 2014 (3)	BP TC	Jul 2014 (4)
Overseas Los Angeles	2007	46,815	324,000	Nov 2014 (3)	BP TC	Nov 2014 (4)
Overseas New York	2008	46,815	324,000	April 2015 (3)	Shell TC	April 2011 (4)
Overseas Texas City	2008	46,815	324,000	Sep 2015 (3)	BP TC	Oct 2011 (4)
Double-hulled ATBs (Barge / Tug)
M 209 / OSG Enterprise	1980/2005	25,321	206,000	Owned	Spot	—
OSG 214 / OSG Honour	1975/2004	26,410	207,000	Owned	Marathon TC	Nov 2009
OSG 254 / OSG Intrepid	1970/2002	31,605	250,000	Owned	Valero TC	Aug 2010
M 252 / Navigator	1972/2002	30,933	250,000	Owned	Chevron CVC	June 2010
M 244 / Seafarer (5)	1971/2001	29,042	236,000	Owned	Chevron CVC	June 2010
OSG 242 / OSG Columbia	1981/2007	30,391	234,299	Owned	OSG TC	Dec 2009
OSG 243 / OSG Independence	1982/2008	30,448	234,299	Owned	OSG TC	Dec 2009
OSG 400 / OSG Constitution (6)	1981	54,062	410,000	June 2010	COA	—
Double-hulled CTBs (Barge / Tug)
M 192 / Freedom (7)	1979/1998	21,914	172,000	Owned	COA	—

(1)
Barrels at 98% capacity.

(2)
TC: Time Charter, COA: Contract of Affreightment, CVC: Consecutive Voyage Charter, Spot: Spot Voyage Charter.

(3)
Bareboat-In expiration date shown is the expiration date of initial bareboat charter period (end of minimum commitment period). The term of each bareboat charter may be extended at our option for varying periods up to the entire useful life of the vessel.

(4)
Charter-Out expiration dates refer to end of the firm charter period. Charterer has option to extend for varying additional periods. The Puget Sound will go on time charter to OSG for the remainder of 2009 upon the expiry of the Tesoro time charter.

(5)
Upon delivery of our new 8,000 horsepower tug OSG Endurance, we plan to sell Seafarer.

(6)
This ATB is currently being operated under a bareboat charter agreement with OSG.

(7)
Upon delivery of our new 8,000 horsepower tug OSG Courageous, we plan to sell Freedom.

Newbuilds

OSG has contributed to us, without any further obligation to OSG, the membership interests in subsidiaries that have entered into bareboat charters for three Jones Act product carriers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI") and scheduled for delivery between early 2009 and early 2010; and subsidiaries that have entered into shipbuilding contracts for the construction of two tugs. With respect to the remaining three product carriers we are committed to bareboat charter from AMSC, we are only required to pay charter hire once the product carriers have been delivered. Please read "Bareboat Charters from AMSC of Our Newbuilds." With respect to the two tugs we are committed to purchase that were to be constructed at Bender Shipbuilding & Repair ("Bender"), we are in negotiations with Bender to terminate these contracts. We intend to have the tugs constructed at an alternative yard on a time and materials basis and we will be responsible for the cost of completion of these tugs. As the new contracts will not be fixed price contracts, the total cost of completion of the tugs is currently unknown. However, we currently estimate the cost to complete to be approximately an additional $33 million. To date, $25.4 million has been paid under the Bender contracts. See risk factor related to Bender in Item 1A.

2008 Annual Report                                                                                                                                                                       7

The following table sets forth information concerning the three newbuild product carriers to be constructed by APSI that we have agreed to bareboat charter from subsidiaries of AMSC and two tugs previously under construction by Bender that we have agreed to acquire, which will replace two older tugs currently included in our initial fleet shown above.

	Expected Delivery Date	Cargo Capacity
				Bareboat-In Expiration		Charter-Out Expiration
Vessel Name		DWT	Barrels (1)		Charterer (2)

Double-hulled Product Carriers
Overseas Boston(3)	2009	46,815	324,000	Feb 2014 (4)	Tesoro TC	Feb 2012 (2)
Overseas Nikiski	2009	46,815	324,000	June 2014 (4)	Tesoro TC	June 2012 (5)
Overseas Anacortes	2010	46,815	324,000	June 2015 (4)	Tesoro TC	May 2013 (5)
8,000 Horsepower Tugs
OSG Courageous	2010
OSG Endurance	2010

(1)
Barrels at 98% capacity.

(2)
TC: Time Charter.

(3)
The Overseas Boston delivered on February 19, 2009.

(4)
Bareboat-In expiration date shown is the expiration date of firm charter period (end of minimum commitment period). The term of each bareboat charter may be extended at our option for varying periods up to the entire useful life of the vessel.

(5)
Charter-Out expiration dates refer to end of the firm charter period. Charterer has option to extend for varying additional periods.

Optional Vessels

Pursuant to our omnibus agreement with OSG, we have options to purchase up to two newbuild ATBs scheduled for delivery between 2009 and 2010 and to acquire from OSG the right to bareboat charter up to two newbuild product carriers and up to two newbuild shuttle tankers from AMSC, scheduled for delivery between late 2009 and early 2011. The following table sets forth information concerning the two newbuild ATBs for which we have options to purchase and two newbuild product carriers and two newbuild shuttle tankers for which we have options to bareboat charter:

				Owned/
	Expected Delivery Date	Cargo Capacity
				Bareboat-In Expiration		Charter-Out Expiration
Vessel Name		DWT	Barrels (1)		Charterer (2)

Double-hulled Product Carriers
Overseas Martinez	2010	46,815	324,000	Jan 2015 (3)	Tesoro TC	Oct 2012 (4)
Overseas Tampa	2011	46,815	324,000	Mar 2021 (3)	—	—
Double-hulled Shuttle Tankers
Overseas Chinook	2010 (5)	46,815	324,000	Sep 2019 (3)	Petrobras TC	Mar 2015 (4)
Overseas Cascade	2011 (5)	46,815	324,000	Nov 2020 (3)	Petrobras TC	May 2015 (4)
Double-hulled ATBs (Barge/Tug)
OSG 350 / OSG Vision	2009	45,556	347,000	Owned	COA	Nov 2019
OSG 351 / OSG Quest	2010	45,556	347,000	Owned	COA	Nov 2019

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

See risk factors related to each of AMSC and Bender in Item 1A.

8                                                                                                                   OSG America L.P.

Bareboat Charters from AMSC of Our Newbuilds

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

•
they provide us with flexibility through our unlimited options to extend the term of the charter;

•
they allow us to control the size of our fleet to optimize utilization of our vessels.

In June 2005, OSG entered into bareboat charters for ten Jones Act product carriers to be constructed by APSI and scheduled for delivery between 2007 and 2010. Following completion of construction, the vessels are sold to leasing subsidiaries of American Shipping Company, that in turn bareboat charter the vessels to OSG. In October 2007, OSG entered into bareboat charters for two additional vessels, the Overseas Cascade and the Overseas Chinook. The bareboat charters of eight of the original ten vessels have been assigned to us and we have options to acquire from OSG the right to bareboat charter up to all four of the remaining vessels, which include the Overseas Cascade and the Overseas Chinook.

AMSC and OSG have signed a nonbinding agreement in principle ("Nonbinding Agreement") to provide for a global settlement of a number of outstanding issues, including, among other things, settlement of the arbitration described herein. See risk factors related to AMSC in Item 1A. Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions. The Nonbinding Agreement contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that AMSC and OSG will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

Terms of the Bareboat Charters

The initial terms of the bareboat charters vary in length from five, seven and ten years. We have the right to extend the initial terms an unlimited number of times for renewal periods of one, three or five years upon 12 months' advance notice, provided, however, that our right to a one-year extension may only be exercised once. Under the bareboat charters, we are required to pay charter hire on a "hell-or-high-water" basis. This means that, except in the case of an "Event of Loss" as defined in the bareboat charter, we will be required to pay the agreed bareboat charter hire whether or not the vessel is available to us for charter to our customers. We are also responsible for all operating costs, including the cost of repairs, maintenance, drydocking, spares, stores, hull and machinery insurance, war risk insurance and protection and indemnity insurance coverage for each vessel for the benefit of the owner and its lenders. The bareboat charter rate for each option period is subject to increase based upon the increase, if any, in the interest rate payable by AMSC on the related vessel debt above a stated amount.

We have also provided AMSC a guaranty of the payment and performance of the obligations of our subsidiaries under the bareboat charters, other than any obligations relating to or arising in connection with any environmental laws or liabilities, in which case we have provided AMSC with a limited indemnity for losses arising out of any environmental liability excluded from our guaranty if the losses arose from an incident not fully covered by insurance and the unavailability or insufficiency of insurance is determined to have occurred as a result of a breach by us of the provisions of the bareboat charter. Our indemnity is limited to an amount equal to the lesser of (1) the outstanding principal amount of AMSC's loans solely attributable to the vessel and (2) a notional loan balance attributable to the vessel.

Profit Sharing

We have time chartered-out the eight vessels we have bareboat chartered-in from AMSC to OSG Product Tankers, LLC, an entity that is indirectly owned by us and AMSC. OSG Product Tankers, LLC has in turn time chartered the vessels to customers for fixed terms of between three and seven years, which terms can be further extended at the customer's option. The effect of the ownership structure of OSG Product Tankers, LLC and the other limited liability companies owned by OSG and AMSC is to share profits between us and AMSC, or OSG and AMSC, respectively, at a rate of 51%/49%, respectively.

2008 Annual Report                                                                                                                                                                       9

The time charter hire paid to us by OSG Product Tankers, LLC is equal to the sum of the bareboat charter hire paid to AMSC, our cost of operating the vessels, a management fee, and a fixed charge. Profit is calculated as the difference between the time charter hire paid by customers to OSG Product Tankers, LLC and the time charter hire paid by OSG Product Tankers, LLC to us. During any period that the amount of time charter hire paid by the customer to OSG Product Tankers, LLC is insufficient to pay the full amount of the time charter hire payable by OSG Product Tankers, LLC, we have agreed to advance the amount of any such shortfall to OSG Product Tankers, LLC. In general, advances are repaid to us quarterly, provided that such obligation to repay the advances is subject to reduction at the end of the calendar year in which the advances are made by the amount of the fixed charge paid to us during such year. If any advances remain unpaid at the end of the following calendar year, such advances will terminate without being repaid. AMSC is not entitled to receive profit sharing while any advances are outstanding.

In the event we exercise our options to acquire the right to bareboat charter one or both of the Overseas Martinez and the Overseas Tampa, we will similarly time charter-out these vessels to OSG Product Tankers, LLC. Until such time as we exercise our options, these two vessels will be time chartered by OSG to OSG Product Tankers Martinez, LLC ("New Martinez Time Charterer"), a limited liability company indirectly owned by OSG and AMSC and in which we have no equity interest. If we exercise any of our options to acquire the right to bareboat charter one or both of the newbuild shuttle tankers from AMSC, the Overseas Cascade and the Overseas Chinook, we will time charter-out these vessels to OSG Shuttle Tankers Chinook, LLC , a limited liability company indirectly owned by us and AMSC and in which OSG has no direct equity interest. During the time that we have not exercised our options to acquire the right to the bareboat charters of the Overseas Martinez, Overseas Tampa, Overseas Cascade or Overseas Chinook, OSG has agreed to make advances to New Martinez Time Charterer and the limited liability company organized by OSG and AMSC to be the time charterer of the Overseas Cascade and the Overseas Chinook (such newly formed entity together with the New Martinez Time Charterer, the "New OSG Time Charterers") to fund the difference between time charter hire paid to such New OSG Time Charterer by its customers and the amount of time charter hire payable by such New OSG Time Charterer. OSG's advances with respect to a New OSG Time Charterer are subject to reduction and termination by the amount of the fixed charge paid to OSG by such New OSG Time Charterer in the same manner as our advances to OSG Product Tankers, LLC.

To maintain the economics of the profit sharing arrangement with AMSC with respect to the vessels we have bareboat chartered-in from AMSC, we and OSG have agreed with AMSC that for so long as we have not exercised the options to acquire the right to bareboat charter-in both the Overseas Martinez and the Overseas Tampa, all calculations of advances and profit sharing shall be made as if OSG Product Tankers, LLC and New Martinez Time Charterer were a single entity. This arrangement may result in, among other things, both us and OSG making or receiving repayment of greater or lesser advances than would be the case absent this agreement. However, we have agreed with OSG for each to reimburse the other in such amount as may be necessary so that the distributions we receive and the advances we make are the same as would have been the case absent such agreement with AMSC. Similar situation could arise if we exercise our option to acquire the right to bareboat charter-in from AMSC one but not both of the Overseas Cascade and Overseas Chinook.

Pooling Agreement

We are party to a pooling agreement with OSG, OSG Ship Management, Inc. ("OSGM"), New Martinez Time Charterer and certain other subsidiaries of OSG under which the TCE revenues from all Jones Act product carriers owned or operated by OSG (and certain of its subsidiaries), us and the New Martinez Time Charterer are allocated among the pool vessels according to an agreed-upon formula. The formula gives effect to each product carrier's performance, taking into account factors such as carrying capacity, speed, fuel consumption, and the number of days that the vessel was available for employment during the relevant time period. The formula is subject to review and adjustment by the parties every six months. The pooling arrangement was established to provide for the common marketing, commercial operation and employment of our product carriers, thereby eliminating any conflict of interest that might arise from OSG's commercial management of product carriers from which it earns 100% of the profit and the product carriers bareboat chartered from AMSC, from which it earns 51% of the profit. The pooling agreement does not have an established term of duration, but product carriers will cease to be subject to the agreement when it is no longer controlled by a pool member. All of our existing and future tank vessels engaged in the Jones Act trade of transporting refined petroleum products are subject to the pooling agreement.

10                                                                                                                   OSG America L.P.

AMSC's Debt and Deferred Principal Obligation

Under the bareboat charters for the first ten vessels ordered from AMSC, the bareboat charterer has the right to help AMSC improve the terms of its debt financing for the vessels, including without limitation, by reducing the interest rate or extending the principal amortization schedule and, if successful, to reap the benefit through a reduced bareboat charter rate during the term in which the benefit is obtained.

To the extent that a longer principal amortization schedule results in an increased amount of debt outstanding at the end of the initial or optional terms, a Deferred Principal Obligation ("DPO") is created in the form of an interest-bearing obligation to be amortized in equal quarterly installments over the remaining useful life of the vessel and added to the bareboat charter hire paid. Additional profit sharing earned by AMSC will reduce the DPO dollar for dollar during the initial term of the bareboat charters. If the charterer fails to renew the bareboat charter, the remaining DPO becomes payable upon redelivery of the vessel.

In August 2005, OSG assisted AMSC with a financing of the first five vessels which gave rise to a DPO that accrues on a daily basis over the seven year initial term of the five charters to a maximum liability of $7 million per vessel, or $35 million in total. As a result of the assignment of these bareboat charters to us, we will pay the reduced bareboat rate and assume the DPO liability. If the charters are not extended, the liability is immediately payable upon redelivery of the vessels to AMSC. If, on the other hand, the charters are extended, the liability is repaid over 18 years; but, if at any time during those 18 years the charters are discontinued, the remaining balance of the liability is immediately payable upon redelivery of the vessels. The DPO liability that accrues on each of the five vessels each year during the initial term is reduced by the increase in profit sharing paid by OSG Product Tankers, LLC to AMSC resulting from the reduction in the bareboat rate. We account for the DPO liability that accrues each year as additional bareboat charter hire expense.

Maritime Security Program ("MSP")

The Maritime Administration of the Department of Transportation administers the MSP, which is intended to support the operation of up to 60 U.S. flag vessels in the foreign commerce of the United States to make available a fleet of active, commercially viable, privately owned vessels to the Department of Defense during times of war or national emergency.

Payments are made under the MSP to vessel operators, including OSG and us, to help offset the high cost of employing a U.S. crew. These payments equal $2.6 million per ship per year through 2009, $2.9 million per ship per year from 2010 through 2011 and $3.1 million per ship per year for 2012 through 2016, subject in each case to annual Congressional appropriations.

We own and operate two foreign-built U.S. flag product carriers, the Overseas Maremar and Overseas Luxmar, which are entered in the MSP. These two product carriers are not eligible to operate in the Jones Act trade because they were not built in the United States.

Management of Ship Operations, Administration and Safety

OSG provides to us, through its subsidiary OSGM, expertise that allows for the safe, efficient and cost-effective operation for our vessels. Pursuant to the management agreement and an administrative services agreement entered into with OSGM we have access to:

•
Human resources, financial and other administrative functions, including:

—
bookkeeping, audit and accounting services;

—
administrative and clerical services;

—
banking and financial services; and

—
client and investor relations services.

•
Technical and commercial management services including:

—
commercial management of our vessels;

—
vessel maintenance and crewing;

—
purchasing and insurance; and

—
shipyard supervision.

2008 Annual Report                                                                                                                                                                       11

For more information on the management and administrative services agreements we have with OSGM, please read "Certain Relationships and Related Transactions—Management Agreement" and "Certain Relationships and Related Party Transactions—Administrative Services Agreement."

Our Investment in Alaska Tanker Company, LLC

We own a 37.5% interest in Alaska Tanker Company, LLC ("ATC"). ATC is a joint venture that was formed in 1999 by OSG, Keystone Alaska, LLC and BP Oil Shipping USA, Inc. ("BP") to consolidate the management of BP's Alaskan crude oil shipping operations. As a result, ATC has the exclusive right to transport all of BP's Alaskan oil and natural gas. ATC currently bareboat charters and operates four crude-oil tankers that transport Alaskan crude oil for BP from the Trans Alaska Pipeline terminus in Valdez, Alaska to a number of refineries on the West Coast. The four vessels are 185,000 dwt "Alaska Class" tankers, which were purpose-built for the Alaska crude trade by NASSCO, a San Diego shipyard owned by General Dynamics Corporation, between 2004 and 2006. These vessels have double-hulls and redundant propulsion and steering systems. ATC is time chartering these vessels to BP until 2023.

The time charter revenue ATC receives under each time charter is equal to the sum of:

•
the bareboat hire it pays to the vessel owner;

•
the actual vessel operating costs it incurs;

•
full reimbursement of actual overhead expenses as allocated on a per-vessel basis; and

•
incentive hire for the achievement of certain operational and safety benchmarks.

The incentive hire earned by ATC effectively constitutes its net income and is distributed to its members, based upon their ownership interest in ATC, once a year in the first quarter of the subsequent year. The dividend paid to all members in respect of the year ended December 31, 2008 was $14.3 million.

Our Customers

Our two largest customers in 2008 based on gross revenue were BP and Sunoco, each of which accounted for more than 10% of our consolidated revenues for those periods. No other customer accounted for more than 10% of our consolidated revenues for those periods. See Note B to the consolidated financial statements in Item 8 of this report.

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

12                                                                                                                   OSG America L.P.

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

OSGM's policy is to follow all applicable laws and regulations and actively participate with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. OSGM identifies areas that may require special training, including new initiatives that are evolving within the industry. Its Marine Personnel department is responsible for all training, whether conducted in-house or at an independent training facility.

Vessel Characteristics

All of our vessels are subject to U.S. Coast Guard inspection and classification by the American Bureau of Shipping. In addition, air quality regulations require our vessels to be fitted to prevent the release of any cargo fumes or vapors into the atmosphere. Each of our product carriers and barges that transports refined petroleum products has been outfitted with a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading. Our product carriers and barges have alarms that indicate when the tank is full (98% of capacity) in order to alert the operator of the risk of overfilling one or more tanks.

Safety Management Systems

OSGM has developed and implemented a Safety Management System ("SMS") for our entire fleet that is ISO 9001:2000 and ISO 14001:2004 certified. It incorporates the requirements of the International Safety Management ("ISM") system and the American Waterways Operators Responsible Carrier Program. The SMS is designed to be a framework for continuously improving our operational and safety performance by incorporating industry best practices in the areas of management and administration and equipment and inspection. The program is designed to complement and expand on existing governmental regulations requiring, in many instances, that our safety and training standards exceed those required by federal law or regulation.

All of our vessels are currently certified under the standards of the ISM system. The ISM standards were promulgated by the International Maritime Organization ("IMO") several years ago and have been adopted through treaty by many IMO member countries, including the United States.

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

While numerous factors are considered and evaluated prior to a commercial decision, major oil companies through their association, Oil Companies International Marine Forum ("OCIMF"), have developed and implemented two basic tools: a Ship Inspection Report Program ("SIRE") and the Tanker Management Self Assessment ("TMSA") Program.

2008 Annual Report                                                                                                                                                                       13

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

Based upon commercial needs, there are three levels of assessment used by the major oil companies: (1) terminal use, which will clear a vessel to call at one of the major oil company's terminals; (2) voyage charter, which will clear the vessel for a single voyage; and (3) term charter, which will clear the vessel for use for an extended period of time. The depth, complexity and difficulty of each of these levels of assessment vary.

While for the terminal use and voyage charter relationships a ship inspection and the operator's TMSA will be sufficient for the major oil company's assessment, a term charter relationship might also require a thorough office audit. The major oil company will then review SIRE reports and TMSA submissions, as well as the vessel's status with the U.S. Coast Guard and the American Bureau of Shipping.

OSG and OSGM have undergone and successfully completed numerous audits by major international oil companies in the past and we are well positioned to be a carrier of choice in the Jones Act trade.

Classification, Inspection and Certification

In accordance with standard industry practice, all of our operating vessels have been certified as being "in-class" by the American Bureau of Shipping. The American Bureau of Shipping is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with structural standards and certain applicable safety regulations. Most insurance underwriters require an "in-class" certification by a classification society before they will extend coverage to a vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. Inspections are conducted on our vessels by a surveyor of the classification society in three types of surveys of varying frequency and thoroughness: (1) annual surveys, (2) an intermediate survey every two to three years, and (3) a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked or have an underwater survey every 24 to 36 months for inspection of its underwater parts and for any necessary repair work related to such inspection.

Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with federal safety and security regulations. All of our cargo carrying operating vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

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

14                                                                                                                   OSG America L.P.

policy covers us for loss of revenue during extended vessel off-hire periods due to casualties covered by our hull and machinery coverage. We believe that this type of coverage reduces our exposure to large drops in revenue due to catastrophic events.

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, past asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident and is provided by the UK Club and GARD, each of which is a member of the International Group of P&I Clubs. The protection and indemnity mutual assurance associations that comprise the International Group of P&I Clubs insure approximately 90% of the world's commercial tonnage and have entered into a pooling agreement to reinsure each association's liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $5.0 billion per non-pollution incident. As a member of the UK Club and GARD, we are subject to periodic assessments payable to the associations based on our claims record, as well as the claims record of all other members of the individual associations and members of the UK Club and GARD.

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

2008 Annual Report                                                                                                                                                                       15

The Oil Pollution Act of 1990.

The Oil Pollution Act of 1990 ("OPA 90") established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for vessels operating in U.S. waters. In general, all newly-built or converted vessels carrying crude oil and petroleum-based products in U.S. waters must be built with double hulls. Existing single-hulled, double-sided or double-bottomed vessels must be phased out of service by 2015 based on their tonnage and age. Our double-hull ATBs were successfully rebuilt to comply with OPA 90 using OSG's patented double-hulling process. The majority of our current fleet is double-hulled in terms of barrel-carrying capacity. Our four non-double hull product carriers are due to be phased out under OPA 90 according to the following schedule:

Vessel Name	OPA 90 Retrofit/ Phase-Out Date

Overseas Philadelphia	May 2012
Overseas Galena Bay	October 2012
Overseas Puget Sound	May 2013
Overseas New Orleans	June 2013

The Overseas New Orleans and Overseas Philadelphia are poor candidates for retrofitting due to their size and single-hull configuration. While the remaining two vessels, Overseas Puget Sound and Overseas Galena Bay, are better candidates for retrofitting because they are larger and have double-bottoms, we have not decided whether to double-hull these vessels. We will base our final decision on the cost of shipyard work for retrofitting these vessels, market conditions, charter rates, the availability and cost of financing and other customary factors governing investment decisions.

Under OPA 90, owners or operators of vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with these plans. These vessel response plans must, among other things:

•
address a "worst case" scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

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

16                                                                                                                   OSG America L.P.

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

We are also subject to potential liability arising under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), which applies to the discharge of hazardous substances (other than petroleum), whether on land or at sea. Specifically, CERCLA provides for liability of owners and operators of vessels for cleanup and removal of hazardous substances and provides for additional penalties in connection with environmental damage. Liability under CERCLA for releases of hazardous substances from vessels is limited to the greater of $300 per gross ton or $5 million per discharge unless attributable to willful misconduct or neglect, a violation of applicable standards or rules or upon failure to provide reasonable cooperation and assistance, in which case liability is unlimited. CERCLA liability for releases from facilities other than vessels is generally unlimited.

OPA 90 also requires owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the limit of their potential strict liability under the statute. The U.S. Coast Guard enacted regulations requiring evidence of financial responsibility consistent with the previous limits of liability described above for OPA 90 and CERCLA. Effective October 17, 2008, the Coast Guard updated its regulations regarding required financial assurances to bring the amount of the required financial assurance in line with the updated limits on liability provided for in the 2006 amendments of OPA 90. Under the regulations, evidence of financial responsibility may be demonstrated by insurance, surety bond, self-insurance, guaranty or an alternative method subject to approval by the Director of the U.S. Coast Guard National Pollution Funds Center. Under OPA 90 regulations, an owner or operator of more than one vessel is required to demonstrate evidence of financial responsibility for the entire fleet in an amount equal only to the financial responsibility requirement of the vessel

2008 Annual Report                                                                                                                                                                       17

having the greatest maximum strict liability under OPA 90 and CERCLA. We have provided the requisite guarantees and have received certificates of financial responsibility from the U.S. Coast Guard for each of its vessels required to have one.

Water Discharges.

OPA 90 also amended the Federal Water Pollution Control Act to require owners and operators of vessels to adopt vessel response plans for reporting and responding to oil spill scenarios up to a "worst case" scenario and to identify and ensure, through contracts or other approved means, the availability of necessary private response resources to respond to a "worst case discharge." The plans must include contractual commitments with clean-up response contractors in order to ensure an immediate response to an oil spill. We have developed and filed its vessel response plans with the U.S. Coast Guard and have received approval of such plans. The U.S. Coast Guard has announced its intention to propose similar regulations requiring certain vessels to prepare response plans for the release of hazardous substances.

OPA 90 also requires training programs and periodic drills for shore side staff and response personnel and for vessels and their crews.

OPA 90 does not prevent individual U.S. states from imposing their own liability regimes with respect to oil pollution incidents occurring within their boundaries. In fact, most U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws are in some cases more stringent than U.S. federal law.

In addition, the U.S. Clean Water Act, or CWA, prohibits the discharge of oil or hazardous substances in U.S. navigable waters and imposes strict liability in the form of penalties for unauthorized discharges. The Clean Water Act also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under the more recent OPA and CERCLA, discussed above.

The U.S. Environmental Protection Agency, or EPA, had long exempted the discharge of ballast water and other substances incidental to the normal operation of vessels in U.S. ports from the U.S. Clean Water Act permitting requirements. However, on March 30, 2005, a U.S. District Court ruled that the EPA exceeded its authority in creating an exemption for ballast water. On September 18, 2006, the court issued an order invalidating the exemption in EPA's regulations for all discharges incidental to the normal operation of a vessel as of September 30, 2008 and directed EPA to develop a system for regulating all discharges from vessels by that date. On July 23, 2008, the United States Court of Appeals for the 9th Circuit upheld the District Court's ruling. However, the District Court subsequently issued an order providing that the prior exemption from permitting would not be deemed vacated until February 6, 2009. Although the EPA has appealed this decision, if the exemption is repealed, the Company's vessels would be subject to the U.S. Clean Water Act permitting requirements that could include ballast water treatment obligations and vessel discharge stream processing requirements that could increase the cost of operating in the U.S.

The EPA has issued a Vessel General Permit, or VGP, which is deemed to cover all regulated vessels as of February 6, 2009, addressing, among other matters, the discharge of ballast water, and imposing new requirements, including effluent limitations. The VGP identifies twenty-six vessel discharge streams, establishes effluent limits for constituents of those streams and requires that best management practices be implemented to decrease the amounts of certain constituents of the discharges. However, the VGP does not impose numerical treatment standards for the discharge of living organisms in ballast water. Rather, the VGP mandates management practices that decrease the risk of introduction of aquatic nuisance species to bodies of water receiving ballast water discharges. The EPA has indicated, however, that as ballast water treatment technologies become available in the future, the EPA will revisit its approach to the management of ballast water discharges. In order to maintain coverage, the owner or operator of the vessel subject to the regulations must file a Notice of Intent to be covered no earlier than June 19, 2009 and no later than September 19, 2009.

The VGP system also permits individual states and territories to impose more stringent requirements for discharges into the navigable waters of such state or territory. Certain individual states have enacted legislation or regulations addressing hull cleaning and ballast water management. For example, on October 10, 2007, California Governor Schwarzenegger signed into law AB 740, legislation expanding regulation of ballast water discharges and the management of hull-fouling organisms. California has extensive requirements for more stringent effluent limits and discharge monitoring and testing requirements with respect to discharges in its waters.

18                                                                                                                   OSG America L.P.

Legislation has been proposed in the U.S. Congress to amend the Nonindigenous Aquatic Nuisance Prevention and Control Act, which had been previously amended and reauthorized by the National Invasive Species Act, to further increase the regulation of ballast water discharges. However, it can not currently be determined whether such legislation will eventually be enacted, and if enacted, what actions might be required under such legislation.

Solid Waste.

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. In August 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. In addition, in the course of our vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be "hazardous" under either RCRA or the Clean Water Act and is disposed of in violation of applicable law, we could be found jointly and severally liable for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify "used oil" as "hazardous waste," provided certain recycling standards are met. However, some states in which we pick up or deliver cargo have classified "used oil" as "hazardous" under state laws patterned after RCRA. The cost of managing wastes generated by vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we might still be liable for clean up costs under CERCLA or the equivalent state laws.

Air Emissions.

MARPOL Annex VI came into force in the U.S. in January 2009, although its U.S. implementing regulations have not all been finalized. Our vessels are currently Annex VI compliant. Accordingly, absent any new and onerous Annex VI implementing regulations, we do not expect to incur material additional costs in order to comply with this convention.

The U.S. Clean Air Act of 1970, as amended by the Clean Air Act Amendments of 1977 and 1990, or CAA, requires the EPA to promulgate standards applicable to emissions of volatile organic compounds and other air contaminants. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. Each of our vessels operating in the transport of clean petroleum products in regulated port areas where vapor control standards are required has been outfitted with a vapor recovery system that satisfies these requirements. In addition, in December 1999, the EPA issued a final rule regarding emissions standards for marine diesel engines. The final rule applies emissions standards to new engines beginning with the 2004 model year. In the preamble to the final rule, the EPA noted that it may revisit the application of emissions standards to rebuilt or remanufactured engines, if the industry does not take steps to introduce new pollution control technologies. On December 7, 2007, the EPA published an advanced notice of proposed rulemaking in which the EPA indicated its intent to increase the control of air pollutant emissions from certain large marine engines. The EPA, however, has yet to formally propose these new regulations. Finally, the EPA recently entered into a settlement that will expand this rulemaking to include certain large diesel engines not previously addressed in the final rule. Adoption of such standards could require modifications to some existing marine diesel engines and may require us to incur capital expenditures.

Lightering activities in Delaware are subject to Title V of the CAA. We are the only marine operator with a Title V permit to engage in lightering operations in Delaware. The State of Delaware is in non-compliance with EPA requirements for volatile organic compounds ("VOC") and we are the State of Delaware's largest single source of VOCs. Regulations enacted in May 2007 defined lightering operations and in addition, set limits on both the vapor balancing capability of the service vessels used for lightering and on the maximum volume of uncontrolled (non vapor balanced) lightering allowed. Reporting periods began in May 2008 with additional restrictions becoming effective in May 2010 and May 2012. At the present time, the OSG DILIGENCE is engaged in vapor balancing during lightering operations.

The CAA also requires states to draft State Implementation Plans, or SIPs, designed to attain national health-based air quality standards in major metropolitan and industrial areas. Where states fail to present approvable SIPs, or SIP revisions by certain statutory deadlines, the U.S. government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Where required, our vessels are already equipped with vapor control systems that satisfy these requirements. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no

2008 Annual Report                                                                                                                                                                       19

material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required as a result of the SIPs program.

Individual states have been considering their own restrictions on air emissions from engines on vessels operating within state waters. California regulations of emissions of diesel particulate matter, nitrogen oxides and sulfur oxides from the use of certain types of engines on ocean-going vessels within California waters became effective January 1, 2007. On February 27, 2008, the U.S. Court of Appeals for the 9th Circuit ruled that these California regulations were preempted by federal law. However, on July 24, 2008, the California Air Resources Board adopted new regulations providing for the phasing-in of requirements that certain vessels operating within 24 nautical miles of the Californian coast reduce air pollution by using only low-sulfur marine distillate fuel rather than bunker fuel. Our vessels that operate in California waters are in compliance with these regulations.

Coastwise Laws

The majority of our operations are conducted in the U.S. domestic trade and governed by the coastwise laws of the United States, which we refer to as the Jones Act. The Jones Act restricts marine transportation between points in the United States to vessels built in and documented under the laws of the United States ("U.S. flag") and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

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

Workplace Injury Liability

The Supreme Court has ruled that application of state workers' compensation statutes to maritime workers is unconstitutional. Injuries to maritime workers are therefore covered by the Jones Act, a separate statute that regulates the U.S. coastwise trade. The Jones Act permits seamen to sue their employers for job-related injuries. In addition, seamen may sue for work-related injuries under the maritime law doctrine of unseaworthiness. Because we are not generally protected by the limits imposed by state workers' compensation statutes, we potentially have

20                                                                                                                   OSG America L.P.

greater exposure for claims made by these employees as compared to employers whose employees are covered by state workers' compensation laws.

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

Security

In 2002, Congress passed the Maritime Transportation Security Act of 2002 ("MTS Act") which, together with the IMO's recent security proposals, requires specific security plans for our vessels and more rigorous crew identification requirements. We have implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act issued by the U.S. Coast Guard. The U.S. Coast Guard has performed security audits on our entire fleet and each vessel was found to be in compliance with our security plans. The U.S. Coast Guard issued security certificates for each of our vessels, including our tugboats, even though the tugboats are not required to be certified under current regulations.

Vessel Condition

Our vessels are subject to periodic inspection and survey by, and the shipyard maintenance requirements of, the U.S. Coast Guard, American Bureau of Shipping, or both. We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject. We are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

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

We must make substantial capital expenditures to maintain the operating capacity of our fleet, which we estimate will be approximately $10 to $20 million per year over the three years ended December 31, 2011 based on the average remaining life of our existing vessels assuming that the optional vessels are acquired or deliver in accordance with the current schedule. These capital expenditures include expenditures for drydocking our vessels, modifying our vessels and acquiring new vessels to replace existing vessels as they reach the end of their useful lives. These expenditures could increase as a result of changes in:

•
the cost of shipyard labor and materials;

•
customer requirements to modify the vessels;

•
increases in the size of our fleet or the cost of replacement vessels; and

•
governmental regulations and maritime self-regulatory organization standards relating to safety, security or the environment.

2008 Annual Report                                                                                                                                                                       21

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

OPA 90 provides for the scheduled phase-out of all single-hull product carriers and barges carrying oil in U.S. waters. This law will force the retirement of these vessels unless they are retrofitted with a double hull. Our four single-hull product carriers are due to be phased-out according to the following schedule:

Vessel Name	OPA 90 Retrofit/ Phase-out Date

Overseas Philadelphia	May 2012
Overseas Galena Bay	October 2012
Overseas Puget Sound	May 2013
Overseas New Orleans	June 2013

The Overseas Philadelphia and Overseas New Orleans are poor candidates for retrofitting due to their size. The Overseas Galena Bay and Overseas Puget Sound are better candidates for retrofitting because they are larger, but we have not yet decided whether we will double-hull these vessels. We will base our final decision on the cost of shipyard work for retrofitting these vessels, market conditions, charter rates, the availability and cost of financing and other customary factors governing investment decisions. If it is not economical for us to retrofit these vessels, it will be necessary for us to take them out of service transporting petroleum-based products.

Although we have agreed to bareboat charter newbuild product carriers from subsidiaries of American Shipping Company ("AMSC"), which could replace the four product carriers that may be retired due to OPA 90, there is no assurance that AMSC will complete the construction of these vessels. In the event that AMSC does not deliver any or all of these vessels, the capacity of our fleet will be reduced, which will adversely affect our operating results and the amount of cash available for distribution.

22                                                                                                                   OSG America L.P.

If we decide to retrofit the Overseas Galena Bay and Overseas Puget Sound, the board of directors of our general partner, with approval by the conflicts committee, may elect to increase our estimated maintenance capital expenditures, which would reduce our operating surplus and our cash available for distribution.

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

We intend to make substantial capital expenditures to increase the size of our fleet. We have options to purchase from OSG two newbuild ATBs that were to be constructed by Bender Shipbuilding & Repair Co., Inc. ("Bender") and will now be constructed at an alternative yard. The actual purchase price to be paid upon the exercise of these options will be subject to negotiation with OSG and the approval of our conflicts committee.

OSG is currently incurring all costs for the construction and delivery of the two newbuild ATBs. Upon exercise of any of our options, we could finance the purchase in whole or in part by issuing additional common units, which would dilute your ownership interest in us. We could also use cash from operations, incur borrowings or issue debt securities to fund these capital expenditures. Use of cash from operations will reduce cash available for distributions. Our ability to obtain bank financing or issue debt securities may be limited by our financial condition at the time of any such financing and adverse market conditions resulting from, among other things, general economic conditions, contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining necessary funds, the terms of such financing could limit our ability to pay cash distributions. In addition, incurring additional debt may significantly increase our interest expense, which could have a material adverse effect on our ability to make cash distributions.

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

OSG's ability to obtain business from U.S. government agencies may be adversely affected by a determination by the Military Sealift Command (MSC) that OSG is not presently responsible for a single contract.

OSG Product Tankers, LLC ("Product Tankers"), which is an indirect OSG subsidiary (owned through OSG America L.P.), participated in a Request for Proposals issued by the MSC, an agency of the United States Department of the Navy, to time charter two Jones Act compliant product carriers to the MSC. On June 25, 2007, the United Stated Maritime Administration of the Department of Transportation ("MarAd"), acting as lead federal agency under the Federal Acquisition Regulation ("FAR"), entered into a compliance agreement with OSG in lieu of suspending or debarring OSG from business with the U.S. Government based on the December 2006 guilty plea by OSG to violations related to the handling of bilge water and oily mixtures from the engine rooms on certain of its international flag vessels. Notwithstanding that compliance agreement, on July 6, 2007, the MSC found that Product Tankers was not "responsible," pursuant to the FAR, for the particular procurement based on the same violations by OSG's international flag vessels and, therefore, was ineligible to time charter the vessels to the MSC. MSC's non-responsibility determination was upheld by the United States Court of Federal Claims, which ruled that the MSC was not bound by the MarAd's decision as lead federal agency and that the MSC decision was not arbitrary and capricious.

Although the MSC decision specifically addresses only the single contract, it may have an adverse effect on OSG's ability to obtain business from the U.S. government. For 2007 and 2008, OSG did not do any material business with the MSC and, accordingly, did not generate any shipping revenues from the MSC. Historically, OSG has not sought to generate significant revenues from conducting business with the MSC or other agencies and departments within

2008 Annual Report                                                                                                                                                                       23

the U.S. government, nor does OSG intend to in the future. The only business OSG currently conducts with the U.S. government is the participation by two of its vessels in the Maritime Security Program ("MSP"), which is intended to support the operation of up to 60 U.S. Flag vessels in the foreign commerce of the United States to make available a fleet of privately owned vessels to the Department of Defense during times of war or national emergency. Payments are made under the MSP to vessel operators, including OSG, to help offset the high cost of employing a U.S. crew. Mar Ad, the agency which decided not to suspend or debar OSG, administers the MSP. To date, the MSC decision has not had an adverse effect on OSG's ability to obtain business from commercial customers.

Our business would be adversely affected if either we or our general partner failed to comply with the Jones Act foreign ownership provisions.

To maintain our privilege of operating our vessels in the Jones Act trade we must maintain U.S. citizen status for Jones Act purposes. To ensure compliance with the Jones Act, both we and OSG, through its ownership of our general partner, must be U.S. citizens qualified to document vessels for coastwise trade. Our partnership agreement restricts ownership by non-U.S. citizens of our outstanding partnership interests to a percentage equal to no more than 24% as determined from time to time by our general partner. Our general partner has determined to initially limit foreign ownership of our partnership interests to 15%. OSG's governing documents contain similar provisions restricting foreign ownership as determined from time to time by OSG's Board of Directors. OSG's Board of Directors has limited foreign ownership of OSG's outstanding common stock to 23%.

On April 16, 2008, OSG announced that U.S. ownership of its common stock at the close of business on April 15, 2008 had declined to 77%, the minimum percentage (the "Minimum Percentage") that its certificate of incorporation and by-laws mandate must be owned by U.S. citizens. While the percentage of U.S. citizenship ownership of OSG's outstanding common stock fluctuates daily, the highest it has been since April 15, 2008 has been approximately 3% above the Minimum Percentage. If more than 25% of OSG's outstanding common stock were owned or controlled by non-U.S. citizens, OSG would no longer qualify as a U.S. citizen for Jones Act purposes. The consequences of OSG's failure to qualify as a U.S. citizen under the Jones Act would have an adverse effect on us as we would be prohibited from operating our vessels in the U.S. coastwise trade.

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

24                                                                                                                   OSG America L.P.

We and OSG have reached a nonbinding agreement in principal with American Shipping Company ASA, formerly known as Aker American Shipping ASA ("AMSC") to provide for a global settlement of a number of issues outstanding between them, including, among other things, settlement of their arbitration concerning AMSC's claim that as a result of OSG's order of three articulated tug barges ("ATBs") from Bender, AMSC may impose a five year extension of the term of each of the bareboat charters for the ten Jones Act product carriers that we and other subsidiaries of OSG are chartering from subsidiaries of AMSC. The nonbinding agreement in principle also resolves the dispute as to whether AMSC may unilaterally reverse the building sequence of two vessels, one of which is to be used as a shuttle tanker.

AMSC and OSG have signed a nonbinding agreement in principle ("Nonbinding Agreement") to provide for a global settlement of a number of issues outstanding between them, including, among other things, settlement of the arbitration described below. Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions. OSG does not admit and continues vigorously to deny any triggering of charter extension, any breach of contract, and any wrongdoing whatsoever in connection with its dealings with AMSC, and the Nonbinding Agreement does not change that or contain any admission or acknowledgment of liability or wrongdoing. The Nonbinding Agreement provides for the dismissal with prejudice of all the claims in the arbitration, without any payment by OSG of any of AMSC's costs, and contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that we, OSG and AMSC will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

If the Nonbinding Agreement is not implemented, the arbitration will continue. The background of the arbitration is that, on October 25, 2007, AMSC informed us and OSG that AMSC was exercising its alleged right to extend the bareboat charters for an additional five year period, according to AMSC's calculation (which OSG disputes), as a result of OSG's order of the three ATBs from Bender. At that time, AMSC also claimed that both we and OSG lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for the charters in effect for two or more years) if Aker Philadelphia Shipyard Inc. ("APSI") contracts to build product carriers or ocean going tank barges for third parties.

We and OSG dispute AMSC's claims because, among other reasons, we and OSG believe that AMSC waived, contracted away, and is otherwise stopped from asserting, its right under its agreement with respect to the order for the tank barges and further that AMSC violated its agreement with OSG to use its best efforts to negotiate in good faith and agree upon the documentation of the clear agreement concerning ATBs contained in an agreement with AMSC.

On January 11, 2008, AMSC sent to OSG and us a notice demanding arbitration of AMSC's claims against OSG and us. We (along with OSG) denied AMSC's claims in the arbitration and brought a counterclaim against AMSC concerning its October 2007 position with respect to our right to reduce the bareboat charter terms of the vessels should APSI contract to build product carriers or ocean going tank barges for third parties.

The parties appointed an arbitration panel, finished discovery and deposed potential witnesses for the arbitration hearing. The arbitration panel held hearings on the merits in November 2008. The parties have postponed further hearings pending implementation of the Nonbinding Agreement.

A five year extension of the initial term of the bareboat charters would lengthen the period we required to charter these vessels. This mandatory extension could have an adverse effect on us because it removes our option to decide if it is advantageous to us to charter each vessel for the five year extension period, the quantification of such adverse effect being dependent upon market conditions during such five year period. Furthermore, permitting AMSC to compete against us—based on the argument, which AMSC has made and which we dispute, that we has lost our rights in the separate and independent provision to reduce the fixed terms of the bareboat charters to three years (or one year for charters in effect for two or more years) if APSI contracts to build product carriers or ocean going tank barges for third parties—could have an adverse effect on us, the quantification of such adverse effect being dependent upon market conditions during the relevant period. No assurances can be given that our positions with respect to AMSC's claims will be upheld in the arbitration.

On October 14, 2008, AMSC notified OSG that AMSC was reversing the building sequence of two vessels, one for a product carrier contractually obligated to be delivered on or before September 19, 2009 to be named the Overseas Cascade, which AMSC has agreed may be converted to a shuttle tanker, and the other for a product carrier

2008 Annual Report                                                                                                                                                                       25

contractually obligated to be delivered to OSG on or before January 18, 2010 to be named the Overseas Martinez, which OSG does not have the right to convert to a shuttle tanker. We and OSG dispute AMSC's ability to make this switch in hulls and delivery dates without OSG's consent, and immediately objected to AMSC's action.

On October 21, 2008, OSG requested that the arbitration panel that is deciding the merits of the dispute described above also decide expeditiously the merits of the dispute concerning the change in delivery dates of the Overseas Cascade and Overseas Martinez to avoid or reduce any harm to OSG or its customers from AMSC's unilateral change in delivery dates. The panel agreed to do so following a decision on the foregoing dispute. No assurance can be given that our and OSG's position that AMSC can not amend the delivery dates of these two vessels without OSG's consent will be upheld in the arbitration.

Our ability to acquire additional newbuild product carriers may be limited.

While we have a commercial relationship with AMSC and Aker Philadelphia Shipyard, Inc. ("APSI") through our bareboat charter of newbuild product carriers from AMSC, no assurance can be given that we or OSG will continue such relationship with AMSC or APSI. If the relationship with AMSC ends, our ability to acquire additional Jones Act compliant newbuild product carriers (other than the newbuild product carriers that have been agreed to be transferred to us and those that we have the option to acquire) on commercially attractive terms may be adversely affected because there is a limited number of U.S. shipyards that are capable of constructing product carriers. Such a result could have an adverse effect on our ability to grow our business.

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

When our credit facilities mature, we may not be able to refinance or replace it.

When our senior secured revolving credit facility matures, we may need to refinance it and may not be able to do so on favorable terms or at all. If we are able to refinance maturing indebtedness, the terms of any refinancing or alternate credit arrangements may contain terms and covenants that restrict our financial and operating flexibility.

Our secured term loans and our senior secured revolving credit facility contain restrictive covenants, which may limit our business and financing activities.

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

26                                                                                                                   OSG America L.P.

Our ability to comply with the covenants in our secured term loans and our senior secured revolving credit facility may be affected by events beyond our control including economic, financial and industry conditions. If economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of the covenants, all or a significant portion of our obligations may become immediately due and payable and our lenders' commitment to make further loans to us may terminate. We may not have or be able to obtain sufficient funds to make these accelerated payments. For more information regarding our financing arrangements, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital."

Decreases in U.S. refining activity, particularly in the Gulf Coast region, could adversely affect our ability to grow our fleet, revenues and profitability.

The demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region. Any decline in refining capacity on the Gulf Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly curtailed in 2005 and 2006, with repairs to hurricane-damaged Gulf Coast refineries being completed in late 2006. In 2009, we see proposed refinery expansions being delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products and we intend to acquire additional product carriers and barges to meet this expected increase in demand if refining capacity is not expanded or decreases from current levels, demand for our vessels could decrease, which could affect our ability to grow our fleet, revenues and profitability.

Delays or cost overruns in deliveries of newbuild product carriers (including failure to deliver new vessels) will affect our ability to grow and could harm our operating results.

We are scheduled to take delivery between 2009 and early 2010 of three newbuild product carriers that we have agreed to bareboat charter from AMSC and to acquire from OSG the right to bareboat charter from AMSC up to two newbuild product carriers and up to two newbuild shuttle tankers, which are scheduled for delivery between late 2009 and early 2011.

We also have options to purchase from OSG up to six newbuild ATBs, which were to be constructed by Bender Shipyard & Repair Co. OSG and Bender are negotiating to terminate these contracts and OSG intends to complete construction of two newbuild ATBs at alternative shipyards. See the next risk factor related to Bender. The delivery of the two vessels have been significantly delayed and the expected revenues from these vessels may be delayed or eliminated.

Delivery of any of our vessels could be delayed or canceled or experience cost overruns due to:

•
in the case of the ATBs that we have options to purchase, the failure by OSG to make construction payments on a timely basis or otherwise comply with its construction contracts with the shipbuilder;

•
quality control or engineering problems;

•
changes in governmental regulations or maritime self-regulatory organization standards;

•
work stoppages or other labor disturbances at the shipyard;

•
unanticipated cost increases;

•
bankruptcy or other financial and liquidity difficulties of the shipbuilder;

•
the outcome of negotiations with AMSC and Bender;

•
weather interference or catastrophic event, such as a major hurricane or fire;

•
the shipbuilder failing to deliver the vessels in accordance with our vessel specifications;

•
our requests for changes to the original vessel specifications;

2008 Annual Report                                                                                                                                                                       27

•
shortages of or delays in the receipt of necessary construction materials, such as steel;

•
our inability to finance the acquisition of any vessels; or

•
our inability to obtain requisite permits or approvals.

Significant delays and cost overruns could materially increase our expected contract commitments, which would have an adverse effect on our revenues, borrowing capacity and results of operations. Furthermore, delays would result in vessels being out-of-service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on our financial condition and results of operations. Our remedies for losses resulting from shipyards' failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions. If a U.S. shipyard fails to deliver a contracted vessel, our investment may be supported only by our liens on the work in progress, which may result in a loss of part or all of our investment.

Bender Shipbuilding & Repair Co., Inc.'s ("Bender") inability to deliver and incurrence of cost overruns in constructing new vessels has adversely affected us and OSG.

During the fourth quarter of 2008 and in early 2009, we and OSG became increasingly concerned about Bender's ability to deliver the six ATBs and two tugs that we and OSG agreed to purchase from Bender in accordance with the terms of the construction agreements for such vessels including as a result of Bender's lack of performance under such agreements and its lack of liquidity and poor financial condition. Contracted delivery dates for certain vessels have been significantly delayed from the original contract delivery dates and, in 2009, Bender requested substantial price increases on all the contracted vessels. As a result, we and OSG began negotiations with Bender to end the contractual agreements. We and OSG intend to complete two of the six ATBs and two tugboats at alternative yards. We and OSG continue to pursue negotiations with Bender regarding the termination of our contracts. The outcome of the negotiations is uncertain and no assurance can be given that a settlement will be reached and implemented or that Bender's liquidity position and financial condition will not significantly worsen. Should these matters not be resolved to the satisfaction of OSG and us, we may have to take an impairment charge. The book value of the two tugs was $25.4 million at December 31, 2008. See Note N to our consolidated financial statements set forth in Item 8.

We are subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing revenues and earnings

We charter our vessels to other parties, who pay us a daily rate of hire. We also enter into Contracts of Affreightment ("COAs") and Voyage Charters. As we increase the portion of our revenues from time charters, such action increases our reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, we have not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred. In addition, we enter into derivative contracts such as interest rate swaps. All of these contracts subject us to counterparty credit risk. As a result, we are subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, we could suffer losses on such contracts which would decrease revenues and earnings.

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

28                                                                                                                   OSG America L.P.

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

Operating costs and capital expenses will increase as our vessels age

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, it is likely that the operating costs of our older vessels will increase. In addition, changes in governmental regulations and compliance with Classification Society standards may require us to make additional expenditures for new equipment. In order to add such equipment, we may be required to take our vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable us to operate our older vessels profitably during the remainder of their economic lives.

We may not be able to renew time charters when they expire or obtain new time charters.

Of our product carriers and barges currently employed under time charters or other term contracts, the time of firm employment on five expires within the next 12 months. There can be no assurance that any of our existing time charters will be renewed or renewed at favorable rates. In addition, if the time charters for five of our product carriers that we have agreed to bareboat charter from subsidiaries of AMSC are not renewed or are not renewed at favorable rates and we cannot obtain new time charters at favorable rates or the market for such product carriers is otherwise unfavorable, we may decide not to extend the bareboat charters for such product carriers. In that event, we would return any such vessel and may be required to repay the balance of the DPO liability upon delivery of such vessel. Please read "Business—Bareboat Charters from AMSC of Our Newbuilds—AMSC's Debt and Deferred Principal Obligation."

An increase in the supply of Jones Act vessels without an increase in demand for such vessels could cause charter rates to decline, which could have a material adverse effect on our revenues and profitability.

The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. As of December 31, 2008, the Jones Act product carrier and barge order book consisted of firm orders for 26 vessels over 16,000 dwt. No assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of newbuild vessels delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, any retrofitting of existing product carriers and barges may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. If supply increases and demand does not, the charter rates for our vessels could decline significantly.

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

•
consummate any such acquisitions;

2008 Annual Report                                                                                                                                                                       29

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

Pursuant to a management agreement between us and OSG's subsidiary, OSG Ship Management, Inc. ("OSGM"), OSGM will provide us with significant commercial and technical management services (including the commercial and technical management of our vessels, vessel maintenance, crewing, purchasing, insurance and shipyard supervision). Please read "Certain Relationships and Related Transactions—Management Agreement" for a description of this agreement. In addition, pursuant to an administrative services agreement between us and OSGM, OSGM will provide us with significant administrative, financial and other support services. Please read "Certain Relationships and Related Transactions—Administrative Services Agreement" for a description of this agreement. Our operational success and ability to execute our growth strategy will depend significantly upon the satisfactory performance by OSGM of these services and our business will be harmed if OSGM fails to perform these services satisfactorily, cancels either of these agreements or stops providing these services. We may also contract with OSG for the construction of newbuilds for our fleet and to arrange the construction-related financing.

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

While longer-term time charters have the potential to provide income at pre-determined rates over the duration of the charters, the competition for such charters is intense and obtaining such charters generally requires a lengthy and time consuming screening and bidding process that may extend for months. In addition to the quality, age and

30                                                                                                                   OSG America L.P.

suitability of the vessel, longer-term time charters tend to be awarded based upon a variety of factors relating to the vessel operator, including the operator's:

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

During the three years ended December 31, 2008, we derived revenues from certain major customers, each one representing more than 10% of revenues. In 2008, revenues from four customers aggregated 46% of total revenues. At any given time in the future, the cash reserves of our customers may be diminished or exhausted and we cannot assure you that the customers will be able to make charter payments to us. If our customers are unable to make charter payments to us, our results of operations and financial condition will be materially adversely affected. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. The loss of any of our customers or time charter with them, or a decline in payments under our charters, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay cash distributions.

A decrease in the demand for our lightering services resulting from the deepening of the Delaware River or conditions affecting the Delaware Bay refineries could adversely affect our business and results of operations.

We perform lightering services for inbound crude-oil tankers carrying crude oil up the Delaware River to refineries in the Delaware Bay. Shipping revenues for the lightering operations constituted 15.5%, or $44.3 million, of shipping revenues for the year ended December 31, 2008 and 7.9%, or $16.8 million, of our shipping revenues for the year ended December 31, 2007. Legislation approved by Congress in 1992 authorized the Army Corps of Engineers to deepen the Delaware River between the river's mouth and the port of Philadelphia. For various reasons, including opposition from environmental groups and funding difficulties, the dredging project has not begun. If this project is funded, the required environmental permits are obtained and the refineries dredge their private channels, it would significantly reduce our lightering business by allowing arriving crude-oil tankers to proceed up the river with larger loads. In addition, our lightering business would be adversely affected if any of the Delaware Bay refineries ceased or scaled back its operations.

Certain potential customers will not use vessels older than a specified age, even if they have been recently rebuilt.

All of our existing tug-barge units were originally constructed more than 25 years ago. While all of these tug-barge units were rebuilt and double-hulled since 1998 and are "in-class," meaning the vessel has been certified by a classification society as being built and maintained in accordance with the rules of that classification society and complies with the applicable rules and regulations of the vessel's country of registry and applicable international conventions, some potential customers have stated that they will not charter vessels that are more than 20 years old, even if they have been rebuilt. Although there has to date been no material difference in time charter rates earned by a vessel of a specified age and a rebuilt vessel of the same age measured from the date of rebuilding, no assurance can be given that most customers will continue to view rebuilt vessels as comparable to newbuild vessels. If more

2008 Annual Report                                                                                                                                                                       31

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

32                                                                                                                   OSG America L.P.

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

In addition, some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability even if we are neither negligent nor at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. In addition, an oil spill or other release of hazardous substances could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws, third party personal injury or property damage claims or other civil actions. The potential for oil spills or other releases could increase as we increase the size of our fleet. Most states bordering on a navigable waterway have also enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters. For more information, please read "Business—Regulation."

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

Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•
marine disasters;

•
bad weather;

2008 Annual Report                                                                                                                                                                       33

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

We compete with pipelines that carry refined petroleum products. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by vessel. The construction of new pipelines to carry refined petroleum products into the markets we serve, including pipeline segments that connect with existing pipelines, the expansion of existing pipelines and the conversion of pipelines that do not currently carry refined products, could adversely affect our ability to compete in particular locations. For example, the long haul pipeline that delivers refined product from Houston to El Paso has resulted in a reduction in the number of long haul movements to the West Coast from the Gulf of Mexico. In addition, a previous proposal to build a refined petroleum products pipeline through the Gulf of Mexico from Mississippi to Tampa, Florida was abandoned in 2006, the construction of any such pipeline in the future could decrease demand for our product carriers and barges and cause our charter rates to decline.

34                                                                                                                   OSG America L.P.

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

2008 Annual Report                                                                                                                                                                       35

The global economic recession and constraints on capital availability that commenced in 2008 adversely affects the tanker industry and our business

The current global economic recession and constraints on capital have adversely affected the financial condition of entities throughout the world, including certain of our customers, joint ventures, financial lenders and suppliers, including shipyards from whom we have contracted to purchase vessels. Those entities that suffer a material adverse impact on their financial condition may be unable to comply with their contractual commitments to us which, in turn, could have an adverse impact on us. While we seek to monitor the financial condition of such entities, the availability and accuracy of information about the financial condition of such entities may be limited and the actions that we may take to reduce possible losses resulting from the failure of such entities to comply with their contractual obligations may be restricted.

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

In addition, our senior management and many of the other key personnel of OSGM are not required to work full-time on our affairs and also work for affiliates of our general partner, including OSG. The affiliates of our general partner conduct substantial businesses and activities of their own in which we have no economic interest. As a result, these individuals may face conflicts regarding the allocation of their time between our business and OSG's business, resulting in these employees spending less time in managing our business and affairs than they do currently.

36                                                                                                                   OSG America L.P.

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

•
the level of crude oil refining activity and the mix of products produced in the United States, particularly in the Gulf Coast region;

•
the number of unscheduled off-hire days for our vessels and the timing of, and the number of days required for, scheduled drydockings of our vessels;

•
delays in the delivery of newbuilds, including failure to deliver new vessels, and the resulting delay in receipt of revenue from those vessels;

•
the reduction of our options to acquire six newbuild ATBs to two;

•
the outcome of the negotiations with AMSC and Bender;

•
prevailing economic and political conditions; and

•
the effect of governmental regulations and maritime self-regulatory organization standards on the conduct of our business.

The actual amount of cash we will have available for distribution will also depend on other factors, some of which are beyond our control, such as:

•
the level of capital expenditures we make for maintaining our vessels, building new vessels, acquiring existing second-hand vessels and possibly retrofitting vessels to comply with the Oil Pollution Act of 1990 ("OPA 90");

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

2008 Annual Report                                                                                                                                                                       37

OSG controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including OSG, have conflicts of interest with us and limited fiduciary duties, and may favor their own interests to your detriment.

OSG owns a 77.1% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owner, OSG. Furthermore, all of the officers of our general partner and four of the directors of our general partner are officers of OSG or its affiliates and, as such, they have fiduciary duties to OSG that may cause them to pursue business strategies that favor OSG or which otherwise are not in the best interests of us or our unitholders. Therefore, conflicts of interest may arise between OSG and its affiliates, including our general partner and its officers, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner and its affiliates may favor their own interests over the interests of our unitholders. These conflicts include, among others, the following:

•
neither our partnership agreement nor any other agreement requires OSG or its affiliates (other than our general partner) to pursue a business strategy that favors us and OSG's officers and directors have a fiduciary duty to make decisions in the best interests of the stockholders of OSG, which may be contrary to our interests;

•
the executive officers and four of the directors of our general partner also serve as officers of OSG or its affiliates;

•
our general partner is allowed to take into account the interests of parties other than us, such as OSG and its affiliates, in resolving conflicts of interest;

•
OSG and its affiliates have the ability to compete with us. Please read "Certain Relationships and Related Transactions and Director Independence—Omnibus Agreement—Noncompetition";

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

38                                                                                                                   OSG America L.P.

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

OSG and its affiliates may engage in competition with us. Pursuant to the omnibus agreement entered into between us and OSG, OSG and its controlled affiliates (other than us, our general partner and our subsidiaries) will agree not to engage in or acquire or invest in any business that provides marine transportation or distribution services in connection with the transportation of crude oil and refined petroleum products by water between points in the United States to which the United States coastwise laws apply, to the extent such business generates qualifying income for federal income tax purposes. The omnibus agreement, however, contains significant exceptions that may allow OSG or any of its controlled affiliates to compete with us, which could harm our business. Please read "Certain Relationships and Related Transactions—Omnibus Agreement—Noncompetition."

We do not have 100% ownership of some of our operating assets and may need the consent of third parties to take certain actions, which may prevent us from operating or dealing with those assets as we deem them appropriate or necessary.

We do not have 100% ownership of some of our operating assets, such as the product carriers we bareboat charter from AMSC and our economic interests in Alaska Tanker Company, LLC. By not having complete ownership of these and other assets, we may need to obtain prior consent of third parties to take certain commercial actions. If we are unable to obtain such consents on commercially reasonable and satisfactory terms, our ability to operate or deal with those assets may be adversely affected.

Our partnership agreement limits our general partner's fiduciary duties to our unitholders and restricts the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

•
provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as general partner so long as it acted in "good faith," meaning it reasonably believed that the decision was in our best interests;

•
generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of the board of directors of our general partner acting in good faith and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or must be "fair and reasonable" to us, as determined by our general partner in good faith, and that, in determining whether a transaction or resolution is "fair and reasonable," our general partner may consider the totality of the relationships among the parties involved, including other transactions that may be particularly advantageous or beneficial to us;

2008 Annual Report                                                                                                                                                                       39

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

Cost reimbursements payable to our general partner and its affiliates, which will be determined by our general partner, will be substantial and will reduce our cash available for distribution to you.

Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf, including a portion of the compensation of our directors and officers who are employees of OSG for the time they spend on partnership matters, which will be determined by our general partner. These expenses will include all costs incurred by our general partner and its affiliates in providing certain commercial and technical management services and administrative, financial and other support services to us and certain of our subsidiaries, including services rendered to us pursuant to the agreements described below under "Certain Relationships and Related Party Transactions—Management Agreement" and Certain Relationships and Related Party Transactions—Administrative Services Agreement." The reimbursement of expenses to our general partner and its affiliates could adversely affect our ability to pay cash distributions to you. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

Holders of our common units have limited voting rights and are not entitled to elect our general partner or its directors, which could reduce the price at which the common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders did not elect our general partner or its board of directors and will have no right to elect our general partner or its board of directors on an annual or any other continuing basis. The board of directors of our general partner, including the independent directors, is chosen by OSG. Furthermore, if unitholders are dissatisfied with the performance of our general partner, their ability to remove our general partner is limited. As a result of these limitations in the rights of our unitholders, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if unitholders are dissatisfied, they cannot remove our general partner without its consent.

The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. OSG owns 77.1% of our common units and subordinated units. Therefore, unitholders will be unable initially to remove our general partner without its consent because our general partner and its affiliates will own sufficient units to prevent its removal.

Also, if our general partner is removed without "cause" during the subordination period and units held by our general partner and OSG are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. The removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance targets. "Cause" is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful or wanton misconduct in its capacity as our general partner. "Cause" does not include most cases of alleged poor management of the business, so the removal of our general partner because of the

40                                                                                                                   OSG America L.P.

unitholders' dissatisfaction with our general partner's performance in managing our partnership will most likely result in the termination of the subordination period and the conversion of all subordinated units to common units.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.

Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter. The partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of the unitholders to influence the manner or direction of management.

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

We may issue additional equity securities without unitholders' approval, which would dilute the ownership interests.

Our general partner, without the approval of our unitholders, may cause us to issue an unlimited number of additional units or other equity securities, subject to any limitations imposed by the New York Stock Exchange. The issuance by us of additional common units or other equity securities may have the following effects:

•
our unitholders' proportionate ownership interest in us will decrease;

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

OSG holds 8,000,435 common units and 15,000,000 subordinated units, representing a 75.1% limited partner interest in us. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the first business day after September 30, 2010, and all of the subordinated units may convert into common units earlier than such date if additional tests are satisfied. OSG may, from time to time, sell all or a portion of its common units or subordinated units in the public or private markets. Sales of any of these units, or the anticipation of such sales, could lower the market price of our common units and may make it more difficult for us to sell our equity securities in the future at a time and at a price that we deem appropriate.

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

2008 Annual Report                                                                                                                                                                       41

statements that we may file for ourselves or our unitholders. By exercising their registration rights and selling a large number of common units or other securities, these unitholders could cause the price of our common units to decline.

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets, which may affect our ability to make distributions to you.

We have a holding company structure and our operating subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than our ownership interests in our subsidiaries and our equity investments. As a result, our ability to make distributions on our common units depends on the performance of our subsidiaries and our equity investments and their ability to distribute funds to us. The ability of our subsidiaries and joint ventures to make distributions to us may be restricted by, among other things, the provisions of existing and future indebtedness, applicable state partnership and limited liability company laws and other laws and regulations. If we are unable to obtain the funds necessary to make distributions on our common units, we may be required to adopt one or more alternatives, such as borrowing funds to make distributions on our common units. We cannot assure our unit holders that we would be able to borrow funds to make distributions on our common units.

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

In establishing cash reserves, our general partner may reduce the amount of cash available for distribution to you.

Our partnership agreement requires our general partner to deduct cash reserves from our operating surplus that it determines are necessary to fund our future operating expenditures. These reserves will affect the amount of cash available for distribution to our unitholders. Our general partner may establish reserves for distributions on the subordinated units, but only if those reserves will not prevent us from distributing the full minimum quarterly distribution, plus any arrearages, on the common units for the following four quarters. Our partnership agreement requires our general partner each quarter to deduct from operating surplus estimated maintenance capital expenditures, as opposed to actual expenditures, which could reduce the amount of available cash for distribution. The amount of estimated maintenance capital expenditures deducted from operating surplus is subject to review and change by the board of directors of our general partner at least once a year, provided that any change must be approved by the conflicts committee. In addition, see above "Risks Inherent in Our Business—We must make substantial capital expenditures to maintain the operating capacity of our fleet, which will reduce our cash available for distribution. In addition, our general partner is required to deduct estimated maintenance capital expenditures from operating surplus each quarter, which may result in less cash available to unitholders than if actual maintenance capital expenditures were deducted."

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price and is not required to obtain a fairness opinion in connection with the exercise of its call right.

If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price as determined in accordance with our partnership agreement. Our general partner may assign this right to any of its affiliates or to us. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private

42                                                                                                                   OSG America L.P.

and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934.

OSG owns common units representing a 26.1% limited partner interest in us, together with 15,000,000 subordinated units representing an additional 49% limited partnership interest in us. At the end of the subordination period, assuming no additional issuances of common units, and conversion of our subordinated units into common units, OSG will own common units representing a 75.1% limited partner interest in us. Our general partner and its affiliates may own enough of our common units to enable our general partner to exercise its call right.

Our general partner may elect to cause us to issue Class B units and general partner units to it in connection with a resetting of the target distribution levels related to our general partner's incentive distribution rights, without the approval of the conflicts committee of our general partner or our unitholders. This could result in lower distributions to our common unitholders.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48%) for each of the prior four consecutive quarters, to reset the initial cash target distribution levels at higher levels based on the distribution at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution amount will be reset to an amount equal to the average cash distribution amount per common unit for the two quarters immediately preceding the reset election (we refer to this amount as the "reset minimum quarterly distribution") and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution amount.

In connection with resetting these target distribution levels, our general partner will be entitled to receive a number of Class B units and general partner units. The Class B units will be entitled to the same cash distributions per unit as our common units and will be convertible into an equal number of common units. The number of Class B units to be issued will be equal to the number of units whose aggregate quarterly cash distributions equaled the average of the distributions to our general partner on the incentive distribution rights in the prior two quarters. The number of general partner units to be issued will be an amount that will maintain our general partner's ownership interest immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or may be expected to experience, declines in the cash distributions it receives related to its incentive distribution rights and may therefore desire to be issued our Class B units rather than retain the right to receive incentive distributions based on the initial target distribution levels. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they would have otherwise received had we not issued new Class B units and general partner units to our general partner in connection with resetting the target distribution levels related to our general partner's incentive distribution rights.

If we make distributions out of capital surplus, as opposed to operating surplus, such distributions will constitute a return of capital and will result in a reduction in the minimum quarterly distribution and the target distribution levels.

Our partnership agreement treats a distribution of capital surplus as the repayment of the initial unit price, which is a return of capital. The initial offering price less any distributions of capital surplus per unit is referred to as the "unrecovered capital." Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be reduced in the same proportion as the corresponding reduction in the unrecovered capital per unit, which would adversely affect the amount of distributions you would receive. Because distributions of capital surplus will reduce the minimum quarterly distribution, after any of these distributions it may be easier for our general partner to receive incentive distributions and for the subordinated units to convert into common units. However, any distribution of capital surplus before the minimum quarterly distribution is reduced to zero cannot be applied to the payment of the minimum quarterly distribution or any arrearages. We do not anticipate that we will make any distributions from capital surplus.

2008 Annual Report                                                                                                                                                                       43

Unitholders may not have limited liability if a court finds that unitholder action constitutes control of our business.

As a limited partner in a partnership organized under Delaware law, you could be held liable for our obligations to the same extent as a general partner if a court or government agency determined that:

•
we were conducting business in a state but had not complied with that particular state's partnership statute; or

•
your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

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

Our partnership agreement will allow us to make working capital borrowings to pay distributions. Accordingly, we can make distributions on all our units even though cash generated by our operations may not be sufficient to pay such distributions. Any working capital borrowings by us to make distributions will reduce the amount of working capital borrowings available for operating our business. For more information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Capital—Senior Secured Revolving Credit Facility."

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

44                                                                                                                   OSG America L.P.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under some circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. We may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Purchasers of units who become limited partners are liable for the obligations of the transferring limited partner to make contributions to the partnership that are known to the purchaser at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you would generally be taxed again as corporate distributions and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. Treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to you, likely causing a substantial reduction in the value of the common units.

Current law may change, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, due to widespread state budget deficits in recent years, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income tax, franchise tax or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced. Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, then the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

Our tax treatment depends upon our being eligible for the "Qualifying Income Exception".

Section 7704 of the Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of "qualifying income." Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. Other types of qualifying income include interest (other than from a financial business), dividends, gains from the sale of real property and gains from the sale or other disposition of capital assets held for the production of income that otherwise constitutes qualifying income. Less than 8% of our gross income was not qualifying income for the year ended December 31, 2008. This estimate could change from time to time throughout a given year.

No ruling has been or will be sought from the IRS and the IRS has made no determination as to our status for federal income tax purposes or whether our operations generate "qualifying income" under Section 7704 of the Internal Revenue Code.

If we fail to meet the Qualifying Income Exception, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery, we will be treated as if we had transferred all of our assets, subject to liabilities, to a newly formed corporation on the first day of the year in which we fail to meet the

2008 Annual Report                                                                                                                                                                       45

Qualifying Income Exception, in return for stock in that corporation, and then distributed that stock to the unitholders in liquidation of their interests in us. This contribution and liquidation should be tax-free to unitholders and us so long as we, at that time, do not have liabilities in excess of the tax basis of our assets at that time. Thereafter, we would be treated as a corporation for federal income tax purposes.

If we were taxable as a corporation in any taxable year, either as a result of a failure to meet the Qualifying Income Exception or otherwise (for example, due to widespread state budget deficits, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation), our items of income, gain, loss and deduction would be reflected only on our tax return rather than being passed through to the unitholders and our net income would be taxed to us at corporate rates. In addition, any distribution made to a unitholder would be treated as either taxable dividend income, to the extent of our current or accumulated earnings and profits, or, in the absence of earnings and profits, a nontaxable return of capital, to the extent of the unitholder's tax basis in his common units, or taxable capital gain, after the unitholder's tax basis in his common units is reduced to zero. Accordingly, taxation as a corporation would result in a material reduction in a unitholder's cash flow and after-tax return and thus would likely result in a substantial reduction of the value of the units.

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

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us. You will be required to pay federal income taxes and, in some cases, state and local income taxes on your share of our taxable income, whether or not you receive cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that result from your share of our taxable income.

Tax gain or loss on the disposition of our common units could be different than expected. If you sell your common units, you will recognize gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price you receive is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.

46                                                                                                                   OSG America L.P.

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts ("IRAs") and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you. It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

You will likely be subject to state and local taxes and return filing requirements as a result of investing in our common units.

In addition to federal income taxes, you will likely be subject to other taxes, such as state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property even if you do not live in these jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will initially conduct business in Florida, which does not impose an individual income tax. We may own property or conduct business in other states or foreign countries in the future. It is your responsibility to file all of your federal, state and local tax returns.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2008, we owned or operated (including newbuilds) an aggregate of twenty-one vessels. See tables presented under Item 1. Additional information about our fleet is set forth on our website, www.osgamerica.com.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS

None.

2008 Annual Report                                                                                                                                                                       47

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITYHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price of Common Units, Distributions and Related Unit Holder Matters

Our common units are listed on the New York Stock Exchange under the symbol "OSP". As of February 28, 2009, there were 15,004,500 million common units, representing an aggregate 50% limited partner interest in us, which were held by 8 holders of record representing, as of the most recent date for which information is available, approximately 2,800 beneficial holders. The following table shows, for the period indicated, the high and low sales prices of our common units, as reported on the New York Stock Exchange, and the amount of cash distribution declared per common unit:

2007	High	Low	Cash Distribution (1)

Fourth Quarter	$19.45	$15.49	$0.1875

2008
First Quarter	$18.12	$11.50	$0.375
Second Quarter	$15.46	$13.25	$0.375
Third Quarter	$14.15	$8.73	$0.375
Fourth Quarter	$8.92	$3.16	$0.375

(1)
Distributions are shown for the quarter for which they were declared. An identical per unit cash distribution was paid on the subordinated units.

The aggregate amount of distributions declared in January 2009 for the year ended 2008 on common units, subordinated units and general partner units totaled $11.5 million.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	245,500

Total	—	—	245,500

For a description of this equity compensation plan please read Note L to Item 8—Financial Statements.

Cash Distribution Policy

Within approximately 45 days after the end of each quarter, we will distribute all of our available cash (as defined below) to unitholders of record on the applicable record date. We define available cash as, for each fiscal quarter, all

48                                                                                                                   OSG America L.P.

cash on hand at the end of the quarter (including our proportionate share of cash on hand of certain subsidiaries we do not wholly own):

•
less the amount of cash reserves (including our proportionate share of cash reserves of certain subsidiaries we do not wholly own) established by our general partner to:

—
provide for the proper conduct of our business (including reserves for future capital expenditures and for our anticipated credit needs);

—
comply with applicable law, any of our debt instruments or other agreements; and

—
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

Definition of Subordination Period.

Except as described below under "Early Termination of Subordination Period," the subordination period will extend until the first day of any quarter, beginning after September 30, 2010, that each of the following tests are met:

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

2008 Annual Report                                                                                                                                                                       49

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

•
first, 98% to all unitholders, pro rata, and 2% to our general partner, until each unitholder receives a total of $0.43125 per unit for that quarter (the "first target distribution");

•
second, 85% to all unitholders, pro rata, and 15% to our general partner, until each unitholder receives a total of $0.46875 per unit for that quarter (the "second target distribution");

•
third, 75% to all unitholders, pro rata, and 25% to our general partner, until each unitholder receives a total of $0.56250 per unit for that quarter (the "third target distribution"); and

•
thereafter, 50% to all unitholders, pro rata, and 50% to our general partner.

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

ITEM 6. SELECTED FINANCIAL DATA

The following unaudited selected financial data for the year ended December 31, 2008, the periods November 15 through December 31, 2007 and January 1 through November 14, 2007 and for the year ended December 31, 2006 and at December 31, 2008 and 2007, are derived from the audited financial statements set forth in Item 8, which have been audited by Ernst & Young LLP, independent registered certified public accounting firm. The unaudited selected financial data for the years ended December 31, 2005 and 2004 and at December 31, 2005, are derived from audited financial statements not appearing in this Annual Report, which have also been audited by Ernst & Young LLP. The unaudited selected financial data at December 31, 2004 are derived from unaudited financial statements not appearing in this Annual Report.

50                                                                                                                   OSG America L.P.

	Year Ended December 31,
In thousands, except net income per unit and operating data	2004 (1)	2005	2006	January 1 through November 14, 2007	November 15 through December 31, 2007	Year Ended December 31, 2008

Income Statement Data:
Shipping revenues	$31,799	$49,840	$88,852	$182,871	$31,136	$286,323
Operating expenses
Voyage expenses (2)	366	3,055	10,592	26,670	4,666	40,639
Vessel expenses (3)	12,077	19,550	34,430	71,407	11,398	98,534
Charter hire expenses	—	—	—	10,205	3,469	45,283
Depreciation and amortization	10,811	14,553	21,592	40,765	7,001	52,040
General and administrative	3,542	4,246	7,942	18,564	2,899	20,725
Goodwill impairment	—	—	—	—	—	62,874
Loss on impairment of vessel	—	—	—	—	—	21,102
Loss on charter termination	—	2,486	—	—	—	—

Total operating expenses	26,796	43,890	74,556	167,611	29,433	341,197

Income/(loss) from vessel operations	5,003	5,950	14,296	15,260	1,703	(54,874)
Equity in income of affiliated companies	7,097	8,066	6,811	3,192	2,551	5,344

Operating income/(loss)	12,100	14,016	21,107	18,452	4,254	(49,530)
Other income/(expense)	2	1	9	(8)	17	335
Interest expense	(9,224)	(10,685)	(12,612)	(10,835)	(665)	(5,311)

Income/(loss) before federal income taxes	2,878	3,332	8,504	7,609	3,606	(54,506)
Provision for federal income taxes	(1,007)	(1,325)	(768)	(2,048)	—	—

Net income/(loss)	$1,871	$2,007	$7,736	$5,561	$3,606	$(54,506)

Net income/(loss) per unit (basic and diluted)					$0.12	$(1.78)
Balance Sheet Data:
Vessels (4)	$70,932	$132,160	$418,702	$—	$426,693	$405,772
Total assets	$85,521	$149,134	$610,957	$—	$651,112	$574,561
Total debt (5)	$219,766	$272,927	$660,929	$—	$89,465	$91,753
Stockholder's equity	$(155,133)	$(152,026)	$(144,290)	$—	$—	$—
Partners' capital	$—	$—	$—	$—	$540,697	$442,946
Cash Flow Data:
Net cash provided by/(used in):
Operating activities	$7,141	$19,800	$13,299	$28,715	$(402)	$74,756
Investing activities	$(43,012)	$(74,116)	$(345,483)	$(41,113)	$(3,643)	$(42,440)
Financing activities	$35,799	$54,261	$332,399	$12,416	$7,127	$(25,167)
Other Financial Data:
Time charter equivalent revenue	$31,433	$46,785	$78,260	$156,201	$26,470	$245,684
EBITDA	$22,913	$28,570	$42,708	$59,209	$11,272	$2,845
Capital expenditures:
Expenditures for vessels and equipment	$43,012	$74,116	$4,623	$41,113	$3,643	$42,440
Expenditures for drydocking	$2,739	$115	$5,835	$16,874	$533	$23,197
Operating Data:
Total capacity days	1,232	1,662	2,501	5,508	892	7,362
Revenue days	1,193	1,639	2,368	4,748	771	7,132
Drydock days	37	4	108	659	93	375
Repair days	2	19	25	84	16	87

2008 Annual Report                                                                                                                                                                       51

(1)
Only the statements of operations, changes in stockholder's equity and cash flows have been audited in respect of the year ended December 31, 2004. The balance sheet for the year ended December 31, 2004 is unaudited.

(2)
Voyage expenses are all expenses unique to a particular voyage, including commissions, port charges, cargo handling operations, canal dues and fuel.

(3)
Vessel expenses consist of all expenses related to the operation of the vessels, including crewing, repairs and maintenance, insurance, stores, spares, lubricants and miscellaneous expenses.

(4)
Vessels consist of (a) vessels, at cost, less accumulated depreciation, (b) vessels under capital leases, at cost, less accumulated depreciation, (c) construction in progress and (d) vessel held for sale.

(5)
Total debt includes long-term debt, capital lease obligations and in 2007, advances from affiliates.

Non-U.S. GAAP Financial Measures

Consistent with general practice in the shipping industry, we use time charter equivalent (TCE) revenues, which represent shipping revenues less voyage expenses, as a measure to compare revenues generated from voyage charters to revenues generated from time charters. TCE revenues, a non-U.S. GAAP measure, provides additional meaningful information in conjunction with shipping revenues, the most directly comparable U.S. GAAP measure, because it assists our management in making decisions regarding the deployment and use of our vessels and in evaluating their financial performance.

The following table reconciles TCE revenues to shipping revenues.

	Year Ended December 31,			January 1 through November 14, 2007	November 15 through December 31, 2007	Year Ended December 31, 2008
In thousands	2004	2005	2006

TCE revenues	$31,433	$46,785	$78,260	$156,201	$26,470	$245,684
Voyage expenses	366	3,055	10,592	26,670	4,666	40,639

Shipping revenues	$31,799	$49,840	$88,852	$182,871	$31,136	$286,323

EBITDA represents net income plus interest expense, provision for income taxes, depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods.

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

The following table reconciles net income/(loss) to EBITDA.

52                                                                                                                   OSG America L.P.

	Year Ended December 31,			January 1 through November 14, 2007	November 15 through December 31, 2007	Year Ended December 31, 2008
In thousands	2004	2005	2006

Net income/(loss)	$1,871	$2,007	$7,736	$5,561	$3,606	$(54,506)
Provision for federal income taxes	1,007	1,325	768	2,048	—	—
Interest expense	9,224	10,685	12,612	10,835	665	5,311
Depreciation and amortization	10,811	14,553	21,592	40,765	7,001	52,040

EBITDA	$22,913	$28,570	$42,708	$59,209	$11,272	$2,845

The following table reconciles net cash provided by operating activities to EBITDA.

	Year Ended December 31,			January 1 through November 14, 2007	November 15 through December 31, 2007	Year Ended December 31, 2008
In thousands	2004	2005	2006

Net cash provided by operating activities	$7,141	$19,800	$13,299	$28,715	$(402)	$74,756
Payments for drydocking	2,739	115	5,835	16,874	533	23,197
Interest expense	9,224	10,685	12,612	10,835	665	5,311
Undistributed earnings from affiliated companies	(405)	838	(1,021)	(3,618)	2,551	(400)
Goodwill impairment	—	—	—	—	—	(62,874)
Loss on impairment of vessel	—	—	—	—	—	(21,102)
Changes in operating assets and liabilities (except for taxes)	844	(5,219)	6,732	3,406	8,050	(14,202)
Federal income taxes	4,066	2,040	4,924	3,325	—	—
Other	(696)	311	327	(328)	(125)	(1,841)

EBITDA	$22,913	$28,570	$42,708	$59,209	$11,272	$2,845

2008 Annual Report                                                                                                                                                                       53

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical consolidated financial condition and results of operations of OSG America L.P. and, prior to our November 15, 2007 initial public offering, of our predecessor company, and should be read in conjunction with our historical consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. We were formed by Overseas Shipholding Group, Inc., a market leader in providing global energy transportation services. We plan to use the expertise, customer base and reputation of OSG to expand our marine transportation service.

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges ("ATBs") and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels. OSG also contributed to us a 37.5% ownership interest in Alaska Tanker Company, LLC, a joint venture that transports crude oil from Alaska to the continental United States and which employed a fleet of five crude-oil tankers at that time. OSG owns a 77.1% interest in us, including a 2% interest through our general partner, which OSG owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 ("Jones Act"), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Nineteen of the twenty-one vessels in our operating fleet at December 31, 2008 are operated in the U.S. coastwise trade in accordance with the Jones Act and all of our future scheduled newbuild deliveries will qualify to operate under the Jones Act.

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

In addition, a variation of a voyage charter is known as a "consecutive voyage charter." Under this arrangement, consecutive voyages are performed for a specified period of time.

54                                                                                                                   OSG America L.P.

The table below illustrates the primary distinctions among these types of contracts:

	Time Charter	Contract of Affreightment	Voyage Charter (1)	Bareboat Charter

Typical contract length	One year or more	One year or more	Single voyage	Two years or more
Rate basis	Daily	Per barrel	Varies	Daily
Voyage expenses (2)	Customer pays	We pay	We pay	Customer pays
Vessel operating expenses (2)	We pay	We pay	We pay	Customer pays
Idle time	Customer pays as long as vessel is available for operations	Customer does not pay	Customer does not pay	Customer pays

(1)
Under a consecutive voyage charter, the customer does not pay for idle time.

(2)
See "Definitions" below.

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

One of the principal distinctions among these types of contracts is whether the vessel operator or the customer pays for voyage expenses, which include commissions, fuel, port charges, pilot fees, tank cleaning costs, canal tolls and cargo handling operations. Some voyage expenses are fixed, and the remainder can be estimated. If we, as the vessel operator, pay the voyage expenses, we typically pass these expenses on to our customers by charging higher rates under the contract or, in certain cases, re-billing such expenses to them. As a result, although voyage revenue from different types of contracts may vary, the net revenue that remains after subtracting voyage expenses, which we call net voyage revenue, is comparable across the different types of contracts. Therefore, we principally use TCE revenue, which is net voyage revenue, rather than voyage revenue, when comparing performance between different periods. Since TCE revenue is a non-GAAP measurement, it is reconciled to the nearest GAAP measurement, voyage revenue, under "Results of Operations" below.

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

To the extent that assets, liabilities, revenues and expenses relate to the OSG America Predecessor ("Predecessor"), they have been identified and carved out of OSG for inclusion in our combined financial statements. OSG's other assets, liabilities, revenues and expenses that do not relate to the vessel interests are not included in our combined financial statements. In addition, the preparation of our combined carve-out financial statements required the allocation of certain expenses where these items were not identifiable as related to OSG America Predecessor.

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

2008 Annual Report                                                                                                                                                                       55

to January 1, 2002. The provisions for income taxes in the Predecessor's combined financial statements have been determined on a separate-return basis for all periods presented.

Definitions

In order to understand our discussion of our results of operations, it is important to understand the meaning of the following terms used in our analysis and the factors that influence our results of operations:

AR rates—American Tanker Rate Schedule commonly referred to as "AR rates" in the industry is published by the Association of Ship Brokers and Agents (USA) Inc. as a rate reference for shipping companies, brokers and their customers engaged in the bulk shipping of oil in the coastwise trade. AR is a list of calculated (or flat) rates for specific voyage itineraries for a standard vessel, as defined. AR allows the agreed revenue per day for any voyage to be expressed as "AR 100" which means the rate as calculated and published by the Association. Thus, a negotiated rate of 50% above the flat rate would, therefore, be quoted as "AR 150" whereas 50% below the flat rate would be quoted as "AR 50" eliminating the use of plus or minus symbols during the negotiations. Included in this flat rate are defined voyage assumptions, a round trip voyage, allowed laytime for cargo operations, fuel prices and consumption, and estimated port charges for the entire voyage.

Articulated tug barge—ATB is the abbreviation for Articulated Tug Barge, which is a tug-barge combination system capable of operating on the high seas, coastwise and further inland. It combines a normal barge, with a bow resembling that of a ship, but having a deep indent at the stern to accommodate the bow of a tug. The fit is such that the resulting combination behaves almost like a single vessel at sea as well as while maneuvering.

Capacity days—Total capacity days are equal to the number of calendar days in the period multiplied by the total number of vessels operating or in drydock during that period.

Deadweight tons or dwt—Dwt is the abbreviation for deadweight tons, representing principally the cargo carrying capacity of a vessel, but including the weight of consumables such as fuel, lube oil, drinking water and stores.

Depreciation and amortization—We incur expenses related to the depreciation of the historical cost of our fleet and the amortization of expenditures for drydockings. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

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

Double hull—Hull construction design in which a vessel has an inner and an outer side and bottom separated by void space, usually two meters in width.

Drydocking days—Drydocking days are days designated for the cleaning, positioning, inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping to maintain the vessels' qualification to work in the U.S. coastwise trade. Drydocking days also include unscheduled instances where vessels may have to be drydocked in the event of accidents or other unforeseen damage.

General and administrative expenses—General and administrative expenses consist of employment costs for shore side staff and cost of facilities, as well as legal and professional fees, audit, travel and entertainment and other administrative costs.

Lightering—The process of off-loading crude oil or petroleum products from deeply laden inbound tankers into smaller tankers and/or barges.

Offhire—The time during which a vessel is not available for service.

Revenue days—Revenue days are the number of calendar days less offhire days for drydock, repairs and layup.

56                                                                                                                   OSG America L.P.

Shipping revenue—Shipping revenue includes revenue from time charters, contracts of affreightment, consecutive voyage charters and spot charters. Voyage revenue is impacted by changes in utilization rates and by the mix of business among the types of contracts described in the preceding sentence.

Time charter equivalent—Time charter equivalent ("TCE") revenues are voyage revenues less voyage expenses. TCE serves as an industry standard for measuring and managing fleet revenue and comparing results between geographical regions and among competitors.

Vessel operating expenses—We pay the vessel operating expenses regardless of whether we are operating under a time charter, contract of affreightment, consecutive voyage charter or spot charter. The most significant direct vessel operating expenses are crewing costs, vessel maintenance, lubricants, stores and spares and marine insurance.

Voyage expenses—Voyage expenses include items such as commissions, fuel, port charges, pilot fees, tank cleaning costs, canal tolls and other costs which are unique to a particular voyage. These costs can vary significantly depending on the voyage trade route. Depending on the form of contract, either we or our customer is responsible for these expenses. Typically, our freight rates are higher when we pay voyage expenses. Our contracts of affreightment and consecutive voyage charters generally contain escalation clauses whereby certain cost increases, including labor and fuel, can be passed on to our customers.

Acquisition of Maritrans Inc.

On November 28, 2006, OSG acquired Maritrans Inc. ("Maritrans"), a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double-hulled vessels serving the East Coast and Gulf Coast trades. The operating results of certain wholly owned subsidiaries of Maritrans, which were carved out of the consolidated financial statements of Maritrans, have been included in our financial statements commencing November 29, 2006. The Maritrans' fleet consisted of seven ATBs, one of which had been in the process of being double-hulled, one conventional tug/barge unit and two product carriers, all operating under the U.S. flag.

Future Business

We have entered into agreements with OSG Ship Management, Inc. ("OSGM") for the provision of technical and commercial management of our vessels and for administrative and accounting services. These agreements were effective November 15, 2007.

In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI"). The order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing subsidiaries of AMSC, which will charter the eight vessels to us for initial terms of five or seven years. We have extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Five of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date

Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008

The Overseas Boston delivered on February 19, 2009. The remaining two vessels that we have committed to bareboat charter are scheduled to be delivered from the shipyard between mid 2009 and early 2010.

AMSC and OSG have signed a nonbinding agreement in principle ("Nonbinding Agreement") to provide for a global settlement of a number of outstanding issues between them, including, among other things, settlement of the arbitration described herein. See risk factors related to AMSC in Item 1A. Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions. The Nonbinding Agreement contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that we, OSG and AMSC will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

2008 Annual Report                                                                                                                                                                       57

We have options to purchase from OSG up to two ATBs scheduled for delivery between 2009 and 2010. The delivery dates of these ATBs have been significantly delayed. See risk factors related to Bender in Item 1A. We also have options to acquire from OSG the right to bareboat charter up to four of the remaining newbuild vessels to be constructed by Aker Philadelphia Shipyard Inc., scheduled for delivery between late 2009 and early 2011.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under our senior secured revolving credit facility.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments and opinions of management. The following is a discussion of the accounting policies that involve a high degree of judgment and the methods of their application. For a complete description of all of our material accounting policies, see Note B to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We generate a portion of our shipping revenues from voyage charters. A voyage charter agreement with a customer consists of sailing to the load port (the positioning leg), loading the cargo, sailing to the discharge port and discharging the cargo. The charter agreement requires the relevant vessel to proceed to the port or place as ordered by charterer in accordance with the contract. The vessel is, therefore, employed from the time it receives a contract until the last discharge point and a contract is not cancellable in the positioning leg, provided we fulfill our contractual commitment. We generally enter into a charter agreement with a customer for the vessel's next voyage prior to the time of discharge for its previous voyage. Two methods are used in the shipping industry to account for voyage charter revenue: (1) recognition of revenue ratably over the estimated length of each voyage, and (2) recognition of revenue following completion of a voyage. Recognition of voyage revenues ratably over the estimated length of each voyage is the most prevalent method of accounting for voyage revenues. Under each method, voyages may be calculated on either a load-to-load or discharge-to-discharge basis. In applying the revenue recognition method, we believe that the discharge-to-discharge basis of calculating voyages more accurately estimates voyage results than the load-to-load basis. Since, at the time of discharge, management generally knows the next load port and the expected discharge port, the discharge-to-discharge calculation of voyage revenues can be estimated with a greater degree of accuracy. We do not begin recognizing voyage revenue until a charter has been agreed to by us and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. We do not recognize time charter revenues for vessels during periods that those vessels are off hire.

Vessel Lives

The carrying value of each of our vessels represents its original cost at the time it was delivered or purchased less depreciation calculated using an estimated useful life of 25 years from the date that such vessel was originally delivered from the shipyard or 20 years from the date our ATBs were rebuilt. Effective January 1, 2008, we effected a change in estimate related to the estimated scrap rate for substantially all of our barges and tankers from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value reduced depreciation by approximately $2.3 million for the year ending December 31, 2008. The assumptions used in the determination of estimated salvage value took into account then current scrap prices, which were in excess of $700 per lightweight ton, the historic pattern of scrap rates over the four years ended December 31, 2007, which ranged from $250 to over $500 per lightweight ton, estimated changes in future market demand for scrap steel and estimated future demand for vessels. As of December 31, 2008, the average age for our fleet ranges from 11 years to 12 years. The industry standard for determining the economic life-span for tankers is 25 years. The steel scrap price forecast to determine vessel salvage value is therefore based on economic assumptions and conditions that will exist over a forward looking 10 to 15 year timeframe from today given the current age of our fleet. The strength of the world's economic growth will vary during this timeframe from periods of global recession and low commodity price levels to

58                                                                                                                   OSG America L.P.

periods of varied economic growth where steel prices will be determined by industrial production, financing and credit availability for projects and Government sponsored infrastructure investments throughout the world. We reviewed steel plate prices in Asia and North America from January 2000 through December 2007 that showed a more than doubling of steel plate prices within this timeframe. Actual scrap prices were consistently priced at over $300 per lightweight ton from January 2004 through June 2008. Scrap values declined below $300 per lightweight ton towards the end of 2008, due to turmoil in the financial markets, which caused a general decline in vessel values. The scrap market also experienced a period with very little activity as scrappers were unable to obtain letters of credit, which caused further downward pressure on prices. At the moment, the weak freight markets, especially in dry bulk carriers, have resulted in owners scrapping more vessels and scrapping them earlier in their lives. We expect scrapping levels to remain high during 2009 and 2010, considering owners' rate expectations and the phase out of single hull tankers in 2010, and therefore consider it likely that scrap prices will remain low over this period with even further downward pressure from current levels. We also took into consideration that commodity prices have historically increased over extended time horizons and believe that it is reasonable to forecast that steel scrap prices will increase over time as economic activity increase from today's level. We believes that $300 per lightweight ton is a reasonable estimate of future scrap prices, taking into consideration the cyclicality of the nature of future demand for scrap steel. Although we believe that the assumptions used to determine the scrap rate are reasonable and appropriate, such assumptions are highly subjective, in part, because of the cyclicality of the nature of future demand for scrap steel.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, we effected a change in estimate related to the useful lives of our two remaining single hull tankers and extended their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $1.7 million for the year ended December 31, 2008.

Vessel Impairment

The carrying values of our vessels may not represent the fair market value at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of newbuildings. Historically, both charter rates and vessel values tend to be cyclical. We record impairment losses only when events occur that cause us to believe that the future cash flows for any individual vessel will be less than its carrying value. The carrying amounts of vessels held and used are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel's carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available.

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

During the third quarter of 2008, we decided to forego the scheduled drydocking of one of our older product carriers which is a requirement for her to continue in operations. The vessel therefore ceased operating during the fourth quarter of 2008 and was placed in lay-up pending her sale. Accordingly, we recorded aggregated charges of $21.1 million to write down the carrying amount of this vessel to her estimated net fair value as of December 31, 2008 and have classified this vessel as held for sale at December 31, 2008.

In early 2009, we and OSG began negotiations with Bender Shipbuilding & Repair Co., Inc. ("Bender") to end the agreements covering the six ATBs and two tug boats associated with our expansion plans due to Bender's lack of performance under such agreements and its lack of liquidity and poor financial condition. Contracted delivery dates for certain vessels have been significantly delayed from the original contract delivery dates and, in 2009, Bender requested substantial price increases on all the contracted vessels. We and OSG intend to complete two of the six ATBs and the two tug boats at alternative shipyards.

We reviewed the two tug boats which are included in "Vessels" in our Consolidated Balance Sheet for impairment based upon the information that was known to us as of December 31, 2008. No impairment was recorded at December 31, 2008.

2008 Annual Report                                                                                                                                                                       59

Goodwill and Intangibles

We allocate the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Goodwill arose from the acquisition of Maritrans in November 2006. Our intangible assets, consisting of customer relationships, are being amortized. Future operating performance will be affected by the amortization of intangible assets. Goodwill is not amortized, but reviewed for impairment. The allocation of the purchase price of acquired companies requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows.

We test the goodwill related to our reporting unit for impairment at least annually, or more frequently if impairment indicators arise in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," by comparing our estimated fair value with our net book value. Considering the decline in our unit price and the general weakening of the economic outlook and the decline in the financial and banking sectors, we performed an impairment test as of September 30, 2008 and an annual impairment test as of October 1, 2008. No impairment of goodwill was recorded at September 30, 2008 or October 1, 2008.

In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that are expected to negatively impact our operations in the near and medium-term. Lower demand for refined petroleum products in North America has resulted in a number of major refining companies reducing capacity throughout the Gulf of Mexico. The reduction in planned refining expansion projects reduces future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces are also now expected to result in unfavorable changes in trading patterns, as refiners shift to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in our newbuilding program, we reduced our estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62.9 million, representing the full value of the goodwill in the fourth quarter ended December 31, 2008. We derive the fair value of our reporting unit primarily based on discounted cash flow models. The process of evaluating the potential impairment of goodwill and intangible assets is highly subjective and requires significant judgment with respect to estimates of future cash flows expected to be generated and the appropriate discount rate to value these cash flows. The discounted cash flow models incorporate revenue assumptions based on actual existing contracts and historical utilization rates for vessels not under contract. The related costs and expenses are consistent with our historical levels to support revenue growth. The weighted average cost of capital reflects the risks associated with the underlying cash flows taking into consideration both the industry and general economic conditions at the time of testing.

Our intangible assets, which consist of long-term customer relationships acquired as part of the purchase of Maritrans by OSG in November 2006, are being amortized on a straight line basis over 20 years. Amortization expense of intangible assets for the year ended December 31, 2008 was $4.6 million, for the period November 15, 2007 through December 31, 2007 was $0.6 million, for the period January 1, 2007 through November 14, 2007 was $4.0 million and for the year ended December 31, 2006 was $0.4 million.

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

Newly Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first

60                                                                                                                   OSG America L.P.

annual reporting period beginning on or after December 15, 2008. An entity may not apply FAS 141R before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133" ("FAS 161"). FAS 161 requires qualitative disclosures about an entity's objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for fiscal years, and interim periods within those fiscal years beginning after November 15, 2008, with early application allowed. FAS 161 allows but does not require comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships." EITF 07-4 requires master limited partnerships with incentive distribution rights ("IDRs"), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

Industry Overview

The table below shows the daily TCE rates that prevailed in markets in which our vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates because the conversion of AR rates to the following TCE rates required us to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by us in the period indicated because of the timing and length of voyages and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Vessels

Average Spot Market TCE Rates
Jones Act Product Carriers and Articulated Tug Barges (ATBs)

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	2008	2007	2006

45,000 dwt Product Carriers	$51,000	$38,900	$39,700	$51,400	$45,000	$56,100	$54,800
30,000 dwt ATBs	$31,500	$21,400	$23,900	$31,600	$27,100	$36,400	$35,300

Jones Act Product Carrier and ATB rates in 2008 were approximately 20% and 26%, respectively, lower than 2007 levels. The lower rates primarily reflected higher bunker prices and a reduction in gasoline volumes available for seaborne transportation as refinery utilization levels declined in response to lower gasoline demand in the U.S.

The Delaware Bay lightering business transported an average of 241,000 barrels per day ("b/d") during 2008, a 7% decline compared with 2007, primarily reflecting a decline in throughput at U.S. East Coast refineries.

Rates for Jones Act Product Carriers and ATBs in the first quarter of 2008 were about 25% below those in the first quarter of 2007. Lower first quarter of 2008 rates reflected a reduction in product shipments as U.S. Gulf Coast refinery utilization rates declined from 87.4% during the first quarter of 2007 to 82.9% in the first quarter of 2008.

2008 Annual Report                                                                                                                                                                       61

The Delaware Bay lightering business transported an average of 249,000 b/d during the quarter, which was 3% below the first quarter of 2007 as refineries underwent planned maintenance work.

Rates for Jones Act Product Carriers and ATBs in the second quarter of 2008 were 31% and 42%, respectively, below those in the second quarter of 2007. Lower second quarter of 2008 rates reflected a decline in U.S. Gulf Coast refinery utilization rates from 89.3% in the second quarter of 2007 to 86.7% in the second quarter of 2008, as well as significantly higher bunker costs that could not be passed on to customers in the spot market. The Delaware Bay lightering business transported an average of 257,000 b/d during the second quarter, which was 7% below the second quarter of 2007 as a result of lower refinery utilization rates on the U.S. East Coast.

Rates for Jones Act Product Carriers and ATBs in the third quarter of 2008 were 22% and 28%, respectively, below those in the third quarter of 2007. Lower third quarter of 2008 rates were primarily due to hurricanes that hit the U.S. Gulf Coast refining infrastructure in September 2008. These hurricanes caused a significant reduction in Gulf Coast refinery utilization rates from 90.6% in the third quarter of 2007 to 76.6% in the third quarter of 2008. This reduced gasoline output at the Gulf Coast refineries by approximately 1.2 million b/d from pre-hurricane levels, which, in turn, resulted in reduced gasoline shipments to Florida. The Delaware Bay lightering business transported an average of 238,000 b/d during the quarter, which was approximately the same level as in the third quarter of 2007.

Rates for Jones Act Product Carriers and ATBs in the fourth quarter of 2008 were 1% and 6%, respectively, below those in the fourth quarter of 2007. Lower fourth quarter of 2008 rates were due to the general reduction in product demand levels. The Delaware Bay lightering business transported an average of 219,000 b/d during the fourth quarter, which was 17% below the fourth quarter of 2007 as the result of maintenance activities on customer refineries and repairs on one of the vessels employed in the lightering trade.

As of December 31, 2008, the total Jones Act Product Carrier fleet of tankers, ATBs and ITBs (Integrated Tug Barges) consisted of 65 vessels (2.5 million dwt), an increase of four vessels from December 31, 2007. There were six deliveries (four newbuilds and two converted vessels) and two scrappings during 2008. The Jones Act Product Carrier orderbook for deliveries scheduled through 2013 consisted of 26 tankers and barges in the 160,000 to 420,000 barrel size range. These additions will be offset by 14 tankers that will reach their OPA phase out dates during the same timeframe. After 2012, there are an additional seven vessels that will reach their OPA retirement dates and should be scrapped and another nine double hull tankers that will face likely commercial obsolescence and be retired upon reaching 35 years of service.

Freight rates remain highly sensitive to an over supply in spot tonnage, severe weather and geopolitical and economic events. Spot market tonnage has increased due to redeliveries of older, non double hull vessels in response to the on time deliveries of the first five product carriers from AMSC. Additionally, hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

	Year Ended December 31,
In thousands	2008	2007

TCE revenues	$245,684	$182,671
Voyage expenses	40,639	31,336

Shipping revenues	$286,323	$214,007

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

62                                                                                                                   OSG America L.P.

The following table provides information with respect to average daily TCE rates earned and revenue days for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Revenue Days:
Jones Act ATBs	3,061	2,273
Jones Act Product Carriers	3,403	2,528
Non-Jones Act Product Carriers	668	718

	7,132	5,519

Average Daily TCE Rates:
Jones Act ATBs	$31,518	$28,787
Jones Act Product Carriers	$35,619	$36,292
Non-Jones Act Product Carriers	$41,891	$35,504

Effective April 1, 2008, we entered into time charter agreements with OSG for the charter-in of the M300/Liberty and the OSG 400/OSG Constitution, which are two ATBs working in the Delaware Bay lightering business, at fixed daily rates. The charter-in agreements assigned the contracts of affreightment on these two ATBs to us. On October 10, 2008, the Partnership converted the time charter agreement with OSG on the OSG 400/OSG Constitution to a bareboat charter agreement. The bareboat charter commenced with the completion of the OSG Constitution's shipyard period in November of 2008. The term of the bareboat charter ends simultaneously with the completion of the unit's lightering service, which is expected to occur in the second quarter of 2010. In December 2008, the M300/Liberty's time charter agreement with OSG ended.

TCE revenues increased $63.0 million, or 35%, from $182.7 million for the year ended December 31, 2007 to $245.7 million for the year ended December 31, 2008. The increase in TCE revenues resulted primarily from a net increase of 1,613 revenue days for the year ended December 31, 2008 compared with the same period in 2007. These additional days were attributable primarily to the delivery of the AMSC tankers, discussed in Future Business above, which added 936 revenue days to the year ended December 31, 2008 compared with the same period in 2007. In the year ended December 31, 2007, the barge OSG 243 was in the shipyard being rebuilt to a double hull configuration. Her return to service added 198 revenue days to the year ended December 31, 2008 compared with the year ended December 31, 2007. The addition of the M300/Liberty and the OSG 400/OSG Constitution charter contracts, discussed above, added 382 revenue days to the year ended December 31, 2008 compared with the same period in 2007.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days, which exclude time chartered-in vessels, for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007

Operating Days:
Jones Act ATBs	2,967	2,920
Jones Act Product Carriers	3,663	2,750
Non-Jones Act Product Carriers	732	730

	7,362	6,400

Average Daily Vessel Expenses:
Jones Act ATBs	$8,605	$8,604
Jones Act Product Carriers	$17,238	$17,132
Non-Jones Act Product Carriers	$13,473	$14,475

2008 Annual Report                                                                                                                                                                       63

Vessel expenses increased $15.7 million, or 19%, from $82.8 million for the year ended December 31, 2007 to $98.5 million for the year ended December 31, 2008. The increase in vessel expenses resulted primarily from a net increase of 962 operating days for the year ended December 31, 2008. This was attributable primarily to the delivery of the AMSC tankers, discussed in Future Business above, that added 906 operating days to the year ended December 31, 2008 compared with the same period in 2007. Operating days also increased from the addition of the OSG 400/OSG Constitution bareboat charter contracts, which added 39 days to the year ended December 31, 2008.

Charter Hire Expenses

Charter hire expenses increased $31.6 million, or 231%, from $13.7 million for the year ended December 31, 2007 to $45.3 million for the year ended December 31, 2008. The deliveries of the AMSC tankers, discussed in Future Business above, added 906 days of charter hire expense to the year ended December 31, 2008. In addition, we recognized $6.9 million of charter hire expense for the year ended December 31, 2008 as a result of the time charter-in of the M300/Liberty, OSG 400/OSG Constitution, and the short term charter-in of a tub/barge unit to cover for the OSG 400 during her repairs.

Depreciation and Amortization

Depreciation and amortization expense increased $4.3 million, or 9%, from $47.8 million for the year ended December 31, 2007 to $52.1 million for the year ended December 31, 2008. The increase was primarily due to additional vessels entering the fleet in 2008 and the amortization of capitalized drydock costs incurred on vessels in the former Maritrans fleet that drydocked for the first time since the November 2006 acquisition, partially offset by a decrease of approximately $4.0 million as a result of the change in salvage value of the vessels and the extension of the useful lives of our remaining single hull tankers to match their OPA retirement dates in connection with the purchase of the Overseas New Orleans and the Overseas Philadelphia. Depreciation and amortization includes $4.6 million in each of the years ended December 31, 2008 and 2007 related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 3%, from $21.5 million for the year ended December 31, 2007 to $20.7 million for the year ended December 31, 2008. General and administrative expenses for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007 reflect actual expenses incurred. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet's proportionate share of OSG's total ship-operating (calendar) days. For the period January 1 to November 14, 2007, ship-operating days were 5,058 days. Management believes these allocations reasonably present the financial position, results of operations and cash flows of OSG America Predecessor for the periods presented.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire that has been deemed earned through the reporting date that is not reversible subsequent thereto. ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year. The portion of incentive hire that is based on annual targets is not recognized until the fourth quarter when deemed earned. Equity in income of affiliated companies decreased by $0.4 million, or 7%, from $5.7 million for the year ended December 31, 2007 to $5.3 million for the year ended December 31, 2008. The decrease was attributable to a decrease in the incentive hire rate earned by ATC in the year ended December 31, 2008 compared with the same period in 2007.

Interest Expense, other

Interest expense on third party obligations increased $0.2 million, or 5%, from $5.1 million for the year ended December 31, 2007 to $5.3 million for the year ended December 31, 2008. A decrease in interest expense incurred with respect to secured term loans due to normal amortization was offset by interest incurred on borrowings under the senior secured revolving credit facility totaling $1.4 million for the year ended December 31, 2008. Interest expense for year ended December 31, 2008 is net of $1.1 million interest capitalized in connection with vessel construction, compared with $1.5 million interest capitalized in 2007. In June 2008, we purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under the senior secured revolving credit facility and reduced interest expense in periods subsequent to June 30, 2008.

64                                                                                                                   OSG America L.P.

Provision for Federal Income Taxes

The income tax provisions for the period January 1, 2007 through November 14, 2007 was based on the pre-tax results determined on a separate-return basis. In 2006, OSG made an election under the American Jobs Creation Act of 2004, effective for years commencing with 2005, to have its qualifying U.S. flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, our taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels does not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

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

TCE revenues increased $104.4 million, or 133%, from $78.3 million for the year ended December 31, 2006 to $182.7 million for the year ended December 31, 2007. The increase in TCE revenues resulted primarily from an increase in revenue days of 3,151 in the year ended December 31, 2007, compared with the same 2006 period. These additional days were attributable to the acquisition of Maritrans, which accounted for 2,655 of the additional revenue days in 2007. In addition, we took delivery of the Overseas Houston, Overseas Long Beach and the Overseas Los Angeles in February, June and November 2007, respectively. At the time of the Maritrans acquisition, the ATB OSG 242 was in a shipyard being double-hulled and later completed on April 5, 2007. On February 20, 2007, a second ATB, the M211, was taken out of service and entered the shipyard to be doubled hulled. She returned to service in the second quarter of 2008.

2008 Annual Report                                                                                                                                                                       65

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

Charter Hire Expenses

Charter hire expenses were $13.7 million for the year ended December 31, 2007. The Overseas Houston, Overseas Long Beach and Overseas Los Angeles were delivered from the shipyard in February, June and November 2007, respectively and operated for 325 days, 189 days and 46 days in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased $26.2 million, or 121%, from $21.6 million for the year ended December 31, 2006 to $47.8 million for the year ended December 31, 2007. These increases were primarily due to an increase in the operating fleet as a result of the acquisition of Maritrans, which added $20.8 million of depreciation expense. Depreciation and amortization for the years ended December 31, 2007 and 2006 includes $4.6 million and $0.4 million, respectively, related to the amortization of intangibles resulting from the acquisition of Maritrans.

General and Administrative Expenses

General and administrative expenses increased $13.5 million, or 170%, from $7.9 million for the year ended December 31, 2006 to $21.5 million for the year ended December 31, 2007. Prior to November 14, 2007, general and administrative expenses were allocated based on our fleet's proportionate share of OSG's total ship-operating (calendar) days. For the years ended December 31, 2007 and 2006, ship-operating days were 6,400 days and 2,501 days, respectively. Management believes these allocations reasonably presented the financial position, results of operations and cash flows of OSG America Predecessor for the periods presented. General and administrative expenses for the period November 15, 2007 to December 31, 2007 reflected actual expenses incurred.

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

66                                                                                                                   OSG America L.P.

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

As a result of OSG's election under the American Jobs Creation Act of 2004, our taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels does not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

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

EBITDA should not be considered as a substitute for net income or cash flow from operating activities and other operations or cash flow statement data prepared in accordance with U.S. GAAP or as a measure of profitability or liquidity. While EBITDA is frequently used as a measure of operating results and performance, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation.

The following table reconciles net (loss)/income to EBITDA:

	Year Ended December 31,
In thousands	2008	2007	2006

Net (loss)/income	$(54,506)	$9,167	$7,736
Provision for federal income taxes	—	2,048	768
Interest expense	5,311	11,500	12,612
Depreciation and amortization	52,040	47,766	21,592

EBITDA	$2,845	$70,481	$42,708

2008 Annual Report                                                                                                                                                                       67

The following table reconciles net cash provided by operating activities to EBITDA:

	Year Ended December 31,
In thousands	2008	2007	2006

Net cash provided by operating activities	$74,756	$28,313	$13,299
Payments for drydocking	23,197	17,407	5,835
Interest expense	5,311	11,500	12,612
Undistributed earnings from affiliated companies	(400)	(1,067)	(1,021)
Goodwill impairment	(62,874)	—	—
Loss on impairment of vessel	(21,102)	—	—
Changes in operating assets and liabilities (except for taxes)	(14,202)	11,456	6,732
Federal income taxes	—	3,325	4,924
Other	(1,841)	(453)	327

EBITDA	$2,845	$70,481	$42,708

Liquidity and Sources of Capital

Working capital at December 31, 2008 was $5.3 million compared with $15.0 million at December 31, 2007 and a working capital deficiency of $5.1 million at December 31, 2006. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our secured credit facility and lease obligations. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

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

In November 2007, we entered into a $200 million five-year senior secured revolving credit facility. Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of December 31, 2008, $45.0 million was outstanding under the facility.

We were in compliance with all of the financial covenants contained in our debt agreements as of December 31, 2008. The senior secured revolving credit facility prevents us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

Cash Flows

Operating cash flows—Net cash flow provided by operating activities was $74.7 million, $28.3 million and $13.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase of $46.4 million in 2008 was primarily attributable to higher operating earnings before the non-cash losses on goodwill impairment and a vessel impairment, a decrease in receivables and higher payables and accrued expenses. These increases were partially offset by an increase in payments for drydocking of $5.8 million for the year ended December 31, 2008 compared with the same period in 2007.

The increase of $15.0 million from 2006 to 2007 was primarily attributable to the Maritrans acquisition which added 10 vessels to our fleet. Income from vessel operations for the year ended December 31, 2007 increased $2.7 million

68                                                                                                                   OSG America L.P.

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

Investing cash flows—Net cash used in investing activities was $42.4 million, $44.8 million and $345.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Investing activities for the year ended December 31, 2008 related primarily to the purchase of the Overseas Philadelphia and Overseas New Orleans, progress payments for the two new tugs under construction and the double hulling of the OSG 243. Investing activities in 2007 related primarily to costs that were incurred double-hulling two barges. During 2006, investing activities related primarily to the acquisition by OSG of Maritrans on November 28, 2006 for $340.9 million.

Financing cash flows—Net cash (used in)/provided by financing activities was ($25.2) million, $19.5 million and $332.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31, 2008, net proceeds under the senior secured revolving credit facility were $45.0 million. Repayments of debt totaling $33.1 million represent regularly scheduled installments under secured term loans and the repayment of capital lease obligations in connection with the purchase of the Overseas New Orleans and the Overseas Philadelphia in June 2008. We also paid $40.2 million in distributions in 2008. Repayments of debt in 2006 and 2007 represent regularly scheduled installments under existing capital lease obligations and secured term loans.

Ongoing Capital Expenditures

Marine transportation of crude oil and refined petroleum products is a capital-intensive business, which requires significant investment to maintain an efficient fleet and stay in regulatory compliance.

Over the next three years, we estimate that we will spend approximately $10 to $20 million per year for drydocking and classification society surveys. We drydock our vessels twice in every five-year period and, as our fleet matures and expands, our drydocking expenses will likely increase. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs or are a component of our operating expenses. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also incur expenditures to acquire or construct additional product carriers and barges and/or to upgrade or double hull vessels in order to comply with statutory regulations. We are not aware of any regulatory changes or environmental liabilities that will have a material impact on our current or future operations.

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

Because we distribute all of our available cash, we may not grow as fast as companies that reinvest their available cash. We expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have to distribute on each unit. Our partnership agreement does not limit our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

2008 Annual Report                                                                                                                                                                       69

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of December 31, 2008 follows:

In thousands	2009	2010	2011	2012	2013	Beyond 2013	Total

Long-term debt (1)	$7,360	$7,364	$7,363	$52,200	$18,574	$16,465	$109,326
Operating lease obligations (chartered-in vessels) (2)	51,791	61,539	64,331	64,306	64,225	86,061	392,253
Operating lease obligations with OSG (chartered-in vessels) (3)	4,152	—	—	—	—	—	4,152
Construction installments (4)	17,690	9,070	—	—	—	—	26,760

Total	$80,993	$77,973	$71,694	$116,506	$82,799	$102,526	$532,491

(1)
Amounts shown include contractual interest obligations. The interest obligations for floating rate debt of $45,000,000 as of December 31, 2008, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the 3 month LIBOR rate at December 31, 2008 of 1.4%. We are a party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $30,000,000 at December 31, 2008 that effectively convert our interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.35%.

(2)
As of December 31, 2008 we had charter-in commitments for eight vessels on leases that are, or will be, accounted for as operating leases. These leases provide us with various renewal options.

(3)
Represents charter-in commitment for one vessel on charter from OSG.

(4)
Represents remaining shipyard commitments or estimates thereof and excludes capitalized interest and other construction costs.

Senior Secured Revolving Credit Facility

On November 15, 2007, OSG America Operating Company LLC, a wholly owned subsidiary of us, entered into a $200,000,000 senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA. As of December 31, 2008, $45.0 million was outstanding under this facility, at an average interest rate of 2.08%. The amount available under this facility at December 31, 2008 was $155 million.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the "closing date"), subject to a 24-month extension period which may be requested by us on or after the second anniversary of the closing date and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels and are guaranteed by us.

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

The senior secured revolving credit facility prevents us from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility requires us to adhere to certain financial covenants. We were in compliance with all of the financial covenants contained in the debt agreements as of December 31, 2008.

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. As of December 31, 2008, long-term debt except for the $45.0 million drawn on the senior secured revolving credit facility, consisted of fixed-rate secured term loans. As of December 31, 2008,

70                                                                                                                   OSG America L.P.

forward start interest rate swaps effectively convert our interest rate exposure on $30.0 million of our senior secured revolving credit facility from a floating rated based on LIBOR to a fixed rate of 4.35%.

We intend to invest our cash in financial instruments with maturities of less than three months within the parameters of our investment policy and guidelines.

We use interest rate swaps to manage the impact of interest rate changes on earnings and cash flows. Changes in the fair value of interest rate swaps are either offset against the fair value of assets or liabilities through income, or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of an interest rate swap change in fair value is immediately recognized in income. Premiums and receipts, if any, are recognized as adjustments to interest expense over the lives of the individual contracts.

The following table provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the tables present notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contracts.

Principal (Notional) Amount (dollars in millions) by Expected Maturity and Average Interest (Swap) Rate

At December 31, 2008	2009	2010	2011	2012	2013	Beyond 2013	Total	Fair Value at Dec. 31, 2008

Liabilities
Long-term debt, including current portion:
Fixed rate	$3.0	$3.2	$3.4	$3.6	$17.2	$16.4	$46.8	$35.3
Average interest rate	5.9%	5.9%	5.9%	5.9%	5.7%	6.2%	—	—
Variable rate	—	—	—	$45.0	—	—	$45.0	$42.0
Average spread over LIBOR	—	—	—	0.7%	—	—	—	—
Interest Rate Swaps
Pay fixed/receive variable*	—	—	—	$30.0	—	—	$30.0	$(2.8)
Average pay rate	—	—	—	4.4%	—	—	—	—

*  LIBOR

Foreign Currency Risk

The shipping industry's functional currency is the U.S. dollar. All of our revenues and most of our operating costs are in U.S. dollars.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7.

2008 Annual Report                                                                                                                                                                       71

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OSG America L.P. Consolidated and Predecessor Combined Carve-Out Financial Statements	Page
Consolidated Balance Sheets at December 31, 2008 and 2007	73
Consolidated Statements of Operations for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007, and Predecessor Combined Carve-Out Statements of Operations for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006	74
Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007, and Predecessor Combined Carve-Out Statements of Cash Flows for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006	75
Consolidated Statements of Changes in Partners' Capital for the year ended December 31, 2008, and the period November 15, 2007 to December 31, 2007, and Predecessor Combined Carve-Out Statements of Changes in Stockholder's Equity for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006	76
Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements	77
Report of Independent Registered Public Accounting Firm	93
Report of Independent Registered Public Accounting Firm	94

72                                                                                                                   OSG America L.P.

OSG AMERICA L.P.
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	As of December 31, 2008	As of December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$10,529	$3,380
Voyage receivables, including unbilled of $6,186 and $4,107	18,900	26,263
Other receivables	4,129	7,146
Inventory	1,855	2,997
Prepaid expenses and other current assets	4,770	3,961

Total current assets	40,183	43,747
Vessels, less accumulated depreciation	404,462	405,447
Vessels under capital leases, less accumulated amortization	—	21,246
Vessel held for sale	1,310	—
Deferred drydock expenditures, net	26,536	16,177
Investment in Alaska Tanker Company, LLC	5,382	5,782
Intangible assets, less accumulated amortization	82,417	87,017
Goodwill	—	62,874
Other assets	14,271	8,822

Total assets	$574,561	$651,112

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable and accrued expenses	$19,282	$19,522
Accounts payable to affiliated companies	12,586	—
Current portion of debt	3,007	2,834
Current obligations under capital leases	—	6,375

Total current liabilities	34,875	28,731
Long-term debt, less current portion	88,746	46,753
Obligations under capital leases	—	23,846
Advances from affiliated companies	—	9,657
Other non-current liabilities	7,994	1,428

Total liabilities	131,615	110,415
Partners' Capital	442,946	540,697

Total liabilities and partners' capital	$574,561	$651,112

See notes to consolidated financial statements.

2008 Annual Report                                                                                                                                                                       73

OSG AMERICA L.P.
CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT
STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS

	Successor Year ended December 31, 2008	Successor November 15 - December 31, 2007	Predecessor January 1 - November 14, 2007	Predecessor Year ended December 31, 2006

Shipping Revenues:
Time and bareboat charter revenues (including $20,784 from OSG for the year ended December 31, 2008)	$158,224	$17,094	$91,517	$49,189
Voyage charter revenues	128,099	14,042	91,354	39,663

	286,323	31,136	182,871	88,852

Operating Expenses:
Voyage expenses	40,639	4,666	26,670	10,592
Vessel expenses	98,534	11,398	71,407	34,430
Charter hire expenses (including $6,858 to OSG for the year ended December 31, 2008)	45,283	3,469	10,205	—
Depreciation and amortization	52,040	7,001	40,765	21,592
General and administrative allocated from OSGM	20,725	2,899	—	—
General and administrative allocated from Overseas Shipholding Group, Inc.	—	—	18,564	7,942
Goodwill impairment	62,874	—	—	—
Loss on impairment of vessel	21,102	—	—	—

Total operating expenses	341,197	29,433	167,611	74,556

(Loss)/income from vessel operations	(54,874)	1,703	15,260	14,296
Equity in income of affiliated companies	5,344	2,551	3,192	6,811

Operating (loss)/income	(49,530)	4,254	18,452	21,107
Other income /(expense)	335	17	(8)	9

	(49,195)	4,271	18,444	21,116
Interest expense to a wholly-owned subsidiary of Overseas Shipholding Group, Inc.	—	—	6,426	8,535
Interest expense, other	5,311	665	4,409	4,077

(Loss)/income before federal income taxes	(54,506)	3,606	7,609	8,504
Provision for federal income taxes	—	—	2,048	768

Net (loss)/income	$(54,506)	$3,606	$5,561	$7,736

General partner's interest in net (loss)/income	$(1,090)	$72
Limited partner's interest:
Net (loss)/income	$(53,416)	$3,534
Net (loss)/income per unit—basic and diluted	$(1.78)	$0.12
Cash distribution declared and paid per unit	$1.3125	—
Weighted average units outstanding—basic and diluted	30,002,680	30,002,250
Basic and diluted net income per share			$285.20	$2,434.93

Shares used in computing basic and diluted net income per share			19,500	3,177

See notes to consolidated financial statements.

74                                                                                                                   OSG America L.P.

OSG AMERICA L.P.
CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT
STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS

	Successor Year Ended December 31, 2008	Successor November 15 - December 31, 2007	Predecessor January 1 - November 14, 2007	Predecessor Year Ended December 31, 2006

Cash Flows from Operating Activities:
Net (loss)/income	$(54,506)	$3,606	$5,561	$7,736
Items included in net income not affecting cash flows:
Depreciation and amortization	52,040	7,001	40,765	21,592
Goodwill impairment	62,874	—	—	—
Loss on impairment of vessel	21,102	—	—	—
Provision/(credit) for deferred federal income taxes	—	—	3,162	(1,153)
Decrease/(increase) in undistributed earnings of affiliated companies, net of distributions	400	(2,551)	3,618	1,021
Other—net	1,841	125	328	(327)
Payments for drydocking	(23,197)	(533)	(16,874)	(5,835)
Changes in operating assets and liabilities:
Decrease/(increase) in receivables	10,380	(2,684)	(10,235)	(533)
Decrease/(increase) in other current assets	333	(2,071)	(1,662)	(26)
Decrease in accrued federal income taxes	—	—	(4,439)	(3,003)
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	3,489	(3,295)	8,491	(6,173)

Net cash provided by/(used in) operating activities	74,756	(402)	28,715	13,299

Cash Flows from Investing Activities:
Expenditures for vessels	(42,440)	(3,643)	(41,113)	(4,623)
Acquisition of Maritrans	—	—	—	(340,860)

Net cash used in investing activities	(42,440)	(3,643)	(41,113)	(345,483)

Cash Flows from Financing Activities:
Capital contribution by OSG	—	—	103	—
Net proceeds from borrowings under revolving credit facility	45,000	—	—	—
Payments on debt and obligations under capital leases	(33,055)	(1,327)	(10,808)	(5,938)
Proceeds from issuance of common units pursuant to initial public offering	—	129,256	—	—
Payment of proceeds to affiliated companies for liabilities owed	—	(129,256)	—	—
Cash distributions paid	(40,182)	—	—	—
Payments for initial public offering transaction costs	(241)	—	—	—
Payments for deferred financing costs	(143)	(1,203)	—	—
Changes in advances from affiliates	3,454	9,657	23,121	338,337

Net cash (used in)/provided by financing activities	(25,167)	7,127	12,416	332,399

Net increase in cash and cash equivalents	7,149	3,082	18	215
Cash and cash equivalents at beginning of period	3,380	298	280	65

Cash and cash equivalents at end of period	$10,529	$3,380	$298	$280

Supplemental schedule of noncash financing activities:
Issuance of units to OSG pursuant to initial public offering	—	$397,029	—	—
Issuance of general partner interest to OSG America LLC pursuant to initial public offering	—	$10,804	—	—
Loans and non-interest bearing advances contributed to capital by OSG	—	—	$675,715	—

See notes to consolidated financial statements.

2008 Annual Report                                                                                                                                                                       75

OSG AMERICA L.P.
CONSOLIDATED AND PREDECESSOR COMBINED CARVE-OUT
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL / STOCKHOLDER'S EQUITY
DOLLARS AND UNITS IN THOUSANDS

	Common Stock		Additional Paid-in Capital
				Accumulated Deficit
	Shares	Amount			Total

Balance at December 31, 2005	1,500	$201	$1,299	$(153,526)	$(152,026)
Issuance of stock	18,000	—	—	—	—
Net income	—	—	—	7,736	7,736

Balance at December 31, 2006	19,500	$201	$1,299	$(145,790)	$(144,290)
Capital contribution by OSG	—	—	103	—	103
Net income	—	—	—	5,561	5,561
Capital contribution of advances from affiliated companies	—	—	675,715	—	675,715

Balance at November 14, 2007	19,500	$201	$677,117	$(140,229)	$537,089

	Limited Partners
	Common Units		Subordinated Units			Accumulated Other Comprehensive Income/(Loss)
					General Partner
	Units	Amount	Units	Amount			Total

Balance at November 15, 2007	—	$—	—	$—	$—	$—	$—

Issuance of common units pursuant to initial public offering	7,500	129,256	—	—	—	—	129,256
Issuance of units to Overseas Shipholding Group, Inc. pursuant to initial public offering	7,500	132,343	15,000	264,686	—	—	397,029
Issuance of general partner interest to OSG America LLC pursuant to initial public offering	—	—	—	—	10,804	—	10,804
Issuance and amortization of restricted units awards	2	2	—	—	—	—	2
Net income	—	1,767	—	1,767	72	—	3,606

Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697

Net loss	—	(26,708)	—	(26,708)	(1,090)	—	(54,506)
Effect of derivative instruments	—	—	—	—	—	(2,837)	(2,837)

Comprehensive loss							(57,343)

Costs associated with issuance of units pursuant to initial public offering	—	(241)	—	—	—	—	(241)
Issuance and amortization of restricted units awards	2	15	—	—	—	—	15
Distributions to members	—	(19,691)	—	(19,687)	(804)	—	(40,182)

Balance at December 31, 2008	15,004	$216,743	15,000	$220,058	$8,982	$(2,837)	$442,946

See notes to consolidated financial statements.

76                                                                                                                   OSG America L.P.

Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements:

NOTE A—ORGANIZATION

OSG America L.P., a Delaware limited partnership (the "Partnership"), was formed on May 14, 2007 to ultimately own a 100% interest in OSG America Operating LLC (the "Operating Company"). The Partnership's general partner, OSG America LLC (the "General Partner"), is a wholly owned subsidiary of Overseas Shipholding Group, Inc. ("OSG"), a publicly traded company incorporated in Delaware. The Partnership obtained the foregoing assets in connection with the initial public offering of its common units, which was consummated on November 15, 2007.

At or prior to completion of the offering, the following transactions occurred:

•
The Partnership entered into a contribution agreement with OSG pursuant to which OSG transferred to the Partnership all of the outstanding membership interests of the 18 vessel subsidiaries, represented by the 19,500 issued and outstanding common registered shares as reflected in the accompanying predecessor combined carve-out statement of changes in stockholder's equity at November 14, 2007, that own the vessels in the Partnership's initial fleet and a 37.5% membership interest in Alaska Tanker Company, LLC;

•
OSG assigned to the Partnership the agreements to bareboat charter, from subsidiaries of American Shipping Company, six newbuild product carriers upon delivery of those vessels;

•
The Partnership issued to OSG 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in the Partnership;

•
The Partnership issued to the General Partner a 2% general partner interest in the Partnership and all of the Partnership's incentive distribution rights, which will entitle the General Partner to increasing percentages of the cash the Partnership distributes in excess of $0.43125 per unit per quarter;

•
The Partnership issued 7,500,000 of its common units to the public representing a 24.5% limited partner interest in the Partnership; and

•
The Partnership satisfied its obligation to reimburse OSG for approximately $129,256,000 of capital expenditures incurred prior to the initial public offering with the proceeds from the offering.

In addition, at or prior to completion of the offering, the Partnership entered into the following agreements:

•
a management agreement with OSG Ship Management, Inc. ("OSGM"), a wholly owned subsidiary of OSG, pursuant to which OSGM agreed to provide the Partnership commercial and technical management services;

•
an administrative services agreement with OSGM, pursuant to which OSGM agreed to provide the Partnership administrative services;

•
an omnibus agreement with OSG, the General Partner and others, setting forth, among other things:

—
when the Partnership and OSG may compete with each other;

—
certain rights of first offer on Jones Act tank vessels;

—
the grant to the Partnership of options to purchase the membership interests of one or more subsidiaries of OSG that have entered into shipbuilding contracts with Bender Shipbuilding & Repair Co., Inc. for six newbuild articulated tug barges ("ATBs");

—
the grant to the Partnership of options to acquire the membership interests of one or more subsidiaries of OSG that have entered into agreements to bareboat charter, from subsidiaries of American Shipping Company, two newbuild product carriers and two newbuild shuttle tankers, upon delivery of those vessels; and

•
a $200,000,000 senior secured revolving credit facility.

2008 Annual Report                                                                                                                                                                       77

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Description of Business—OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs. Of the twenty-one vessels in the operating fleet, nineteen operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program. These two tankers are not eligible for Jones Act trading because they were not built in the United States. The management of OSG America L.P. has determined that it operates in one segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

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

For the year ended December 31, 2007, the predecessor combined carve-out financial statements are for the period January 1, 2007 through November 14, 2007, and the consolidated financial statements of the Partnership and its wholly owned subsidiaries are for the 47 day period from November 15, 2007 through December 31, 2007 during which the Partnership operated as an independent company. For the period from January 1, 2007 through November 14, 2007 and for the year ended December 31, 2006, the predecessor combined carve-out financial statements presented herein have been carved out of the financial statements of OSG using specific identification. In the preparation of these predecessor carve-out financial statements, general and administrative expenses were not identifiable as relating to the vessels. General and administrative expenses, consisting primarily of salaries and other employee related costs, office rent, legal and professional fees, and travel and entertainment were allocated based on the Partnership's proportionate share of OSG's total ship-operating days for each of the periods presented. Management believes these allocations reasonably present the financial position, results of operations and cash flows of OSG America Predecessor. However, the predecessor combined carve-out statements of financial position, operations and cash flow may not be indicative of those that would have been realized had OSG America Predecessor operated as an independent stand-alone entity for the periods presented. Had OSG America Predecessor operated as an independent stand-alone entity, its results could have differed significantly from those presented herein.

Cash and Cash Equivalents—Interest-bearing deposits that are highly liquid investments and have a maturity of three months or less when purchased are included in cash and cash equivalents.

Inventory—Inventory consists of fuel and is stated at cost determined on a first-in, first-out basis.

Vessels—Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, generally ranging from 20 to 25 years. Each vessel's salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. Effective January 1, 2008, the Partnership effected a change in estimate related to the estimated scrap rate for substantially all of its vessels from $150 per lightweight ton to $300 per lightweight ton. The resulting increase in salvage value has been applied prospectively and reduced depreciation expenses by $2,328,000 for the year ended December 31, 2008 and increased basic and diluted net income per unit by $0.08. Accumulated depreciation was $85,819,000 and $59,568,000 at December 31, 2008 and 2007, respectively.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels were determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of its two remaining single hull tankers and extended their useful lives to match their OPA retirement dates. As a result, depreciation expense was reduced by approximately $1,727,000 for the year ended December 31, 2008 and increased basic and diluted net income per unit by $0.06.

Interest costs are capitalized to vessels during the period that vessels are under construction. Interest capitalized aggregated $1,138,000 for the year ended December 31, 2008, $204,000 for the period November 15 through

78                                                                                                                   OSG America L.P.

December 31, 2007, $1,320,000 for the period January 1 through November 14, 2007 and $167,000 for the year ended December 31, 2006.

Deferred Drydock Expenditures—Expenditures incurred during a drydocking are deferred and amortized on the straight-line basis over the period until the next scheduled drydocking, generally two and a half years. The Partnership only includes in deferred drydocking costs those direct costs that are incurred as part of the drydocking to meet regulatory requirements, or are expenditures that either add economic life to the vessel, increase the vessel's earnings capacity or improve the vessel's efficiency. Direct costs included shipyard costs as well as the costs of placing the vessel in the shipyard. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Drydocking activity for the year ended December 31, 2008, the period November 15 through December 31, 2007, the period January 1 through November 14, 2007 and the year ended December 31, 2006 is summarized as follows:

In thousands	Successor Year Ended December 31, 2008	Successor November 15 through December 31, 2007	Predecessor January 1, 2007 through November 14, 2007	Predecessor Year Ended December 31, 2006

Balance at beginning of period	$16,177	$16,946	$4,212	$1,761
Payments for drydocking	23,197	533	16,874	5,835

Subtotal	39,374	17,479	21,086	7,596
Drydock amortization	(12,838)	(1,302)	(4,140)	(3,384)

Balance at end of period	$26,536	$16,177	$16,946	$4,212

Vessels under Capital Leases—In June 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously accounted for as capital leases. Amortization of capital leases was computed by the straight-line method over 22 years, representing the term of the leases. Accumulated amortization was $80,414,000 at December 31, 2007.

Impairment of Long-Lived Assets—The carrying amounts of long-lived assets held and used by the Partnership are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular asset may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset's carrying amount. This assessment is made at the individual vessel level since separately identifiable cash flow information for each vessel is available. The amount of an impairment charge, if any, would be determined using discounted cash flows.

Goodwill and Intangible Assets—Goodwill and indefinite lived intangible assets acquired in a business combination are not amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over their estimated useful lives. The Partnership's intangible assets consist of long-term customer relationships acquired as part of the purchase of Maritrans, Inc. The long-term customer relationships are being amortized on a straight-line basis over 20 years. Accumulated amortization at December 31, 2008 and 2007 was $9,583,000 and $4,983,000, respectively. Amortization expense of intangible assets for the year ended December 31, 2008 was $4,600,000, for the period November 15, 2007 through December 31, 2007 was $594,000, for the period January 1, 2007 through November 14, 2007 was $4,006,000 and for the year ended December 31, 2006 was $383,000.

The Partnership tests the goodwill of the reporting unit for impairment at least annually, or more frequently if impairment indicators arise in accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," by comparing the Partnership's estimated fair value with its net book value. Considering the decline in the Partnership's unit price and the general weakening of the economic outlook and the decline in the financial and banking sectors, the Partnership performed an impairment test as of September 30, 2008, an annual impairment test as of October 1, 2008, and an impairment test as of December 31, 2008. In the fourth quarter of 2008, the economic downturn resulted in a number of market-related events that are expected to negatively impact the Partnership's operations in the near and medium-term. Lower demand for refined petroleum products in North America has resulted in a number of major refining companies reducing capital expenditures and deferring and/or eliminating projects that would have increased production capacity throughout the

2008 Annual Report                                                                                                                                                                       79

Gulf of Mexico. The reduction in planned refining expansion projects reduces future volumes of clean products that had been forecast to move on Jones Act tankers. Recessionary forces are also now expected to result in unfavorable changes in trading patterns, as refiners shift to higher margin low sulfur diesel for export, resulting in an adverse impact on tonne-mile demand in the Jones Act market and associated rates. As a result of this deterioration in the forward supply/demand balance of the Jones Act market and the reduction in the Partnership's newbuilding program, the Partnership reduced its estimates of future cash flows to measure fair value and, accordingly, recorded an impairment charge of $62,874,000 representing the full value of the goodwill related to the Partnership in the fourth quarter ended December 31, 2008

Deferred Financing Costs—Finance charges incurred in the arrangement of debt are deferred and amortized to interest expense on a straight-line basis over the life of the related debt. Deferred financing charges of $984,000 and $1,172,000 are included in other assets at December 31, 2008 and 2007, respectively. Amortization for the year ended December 31, 2008 amounted to $331,000 and $31,000 for the period November 15 through December 31, 2007.

Revenue and Expense Recognition—Revenues from time charters and bareboat charters are accounted for as operating leases and are thus recognized ratably over the rental periods of such charters, as service is performed. Voyage revenues and expenses are recognized ratably over the estimated length of each voyage and, therefore, are allocated between reporting periods based on the relative transit time in each period. The impact of recognizing voyage expenses ratably over the length of each voyage is not materially different on a quarterly and annual basis from a method of recognizing such costs as incurred. The Partnership does not begin recognizing voyage revenue until a charter has been agreed to by both the Partnership and the customer, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage.

Under voyage charters, expenses such as fuel, port charges, canal tolls and cargo handling operations are paid by the Partnership whereas, under time and bareboat charters, such voyage costs generally are paid by the Partnership's customers.

Significant Customers—During the three years ended December 31 2008, the Partnership derived revenues from certain major customers, each one representing more than 10% of revenues. In 2008, revenues from four customers aggregated 46% of our total revenues. In 2007 and 2006, revenues from four customers aggregated 46% and 62%, respectively, of total revenues. The Partnership does not necessarily derive 10% or more of its total revenues from the same group of customers each year.

Derivatives—Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") requires the Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, depending on the nature of the hedge, a change in the fair value of the derivative is either offset against the change in fair value of the hedged item (fair value hedge), or recognized in other comprehensive income/(loss) and is reclassified into earnings in the same period or periods during which the hedge transaction affects earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of derivative instruments that do not qualify for hedge accounting are immediately recognized in earnings.

The Partnership uses interest rate swaps for the management of interest rate risk exposure. The interest rate swaps effectively convert a portion of the Partnership's debt from a floating to a fixed rate and are designated and qualify as cash flow hedges. For those interest rate swaps for which all the critical terms match, no ineffectiveness is assumed nor recorded in earnings throughout the duration of the swap unless any of the critical terms of either the hedge instrument, or hedged item change, or if there have been any adverse developments regarding counterparty risk. The Partnership will in such cases, determine the amount of ineffectiveness that must be recorded in earnings and will further assess whether the hedging relationship is expected to continue to be highly effective. The interest rate swaps that qualify for cash flow hedge accounting treatment but do not have matched terms, are measured for ineffectiveness at every reporting period with the amount of ineffectiveness being recorded in earnings. At December 31, 2008 no ineffectiveness gains or losses have been recorded in earnings relative to the Partnership's interest rate swaps that qualify as hedges. Any gain or loss realized upon the early termination of an interest rate swap is recognized as an adjustment of interest expense over the shorter of the remaining term of the swap or the hedged debt.

80                                                                                                                   OSG America L.P.

Income Taxes—All of the companies included in the Predecessor combined carve-out financial statements were included in the OSG consolidated group for U.S. income tax purposes for periods through November 14, 2007. The OSG America Predecessor's financial statements have been prepared on the basis that OSG was responsible for all taxes for the periods prior to January 1, 2002. The provisions for income taxes in the Predecessor combined carve-out financial statements have been determined on a separate-return basis for all periods presented. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances were recorded, when appropriate, to reduce deferred tax assets when it was more likely than not that a tax benefit would not be realized by OSG America Predecessor. Current income taxes were provided on income reported for financial statement purposes adjusted for transactions that do not enter into the computations of income tax payable.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. We adopted this standard effective January 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations and cash flows.

The Partnership is not a taxable entity and does not incur a federal income tax liability. Instead, each partner of a partnership is required to take into account his share of items of income, gain, loss and deduction of the partnership in computing his federal income tax liability, regardless of whether cash distributions are made to him by the partnership. Distributions by a partnership to a partner are generally not taxable to the partner unless the amount of cash distributed exceeds the partner's adjusted basis in his partnership interest.

The Internal Revenue Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception, referred to as the "Qualifying Income Exception," exists with respect to publicly traded partnerships of which 90% or more of the gross income for every taxable year consists of "qualifying income". Qualifying income includes income and gains derived from the transportation, storage and processing of crude oil, natural gas and products thereof. For the year ended December 31, 2008 and the period November 15 through December 31, 2007, at least 90% of the Partnership's current gross income constituted qualifying income, and the Partnership will be classified as a partnership and the operating company will be disregarded as an entity separate from the Partnership for federal income tax purposes.

Partners' Capital—On November 8, 2007, OSG announced the pricing of the initial public offering of 7,500,000 common units representing limited partner interests in the Partnership at $19.00 per unit. Net proceeds after deducting fees on the transaction were $129,256,000, which were used to satisfy the obligation of the Partnership to reimburse OSG for capital expenditures incurred in the 24 months prior to the offering to improve the assets contributed to the Partnership by OSG, as partial consideration for that contribution. Immediately after the pubic offering, the common units issued to the public represented a 24.5% limited partner interest in the Partnership. OSG America LLC, a wholly owned subsidiary of OSG, is the sole general partner of the partnership and had a 2% general partner interest, and other subsidiaries of OSG held a 73.5% limited partnership interest. As a result, OSG effectively owned 75.5% of the Partnership. On October 10, 2008, OSG purchased 500,435 of the Partnership's common units based on an unsolicited inquiry from a unitholder. OSG owned a 77.1% interest in the Partnership at December 31, 2008.

Stockholder's Equity—At December 31, 2006, the wholly owned subsidiaries included in the Predecessor combined carve-out financial statements had authorized capital of 6,500 common registered shares (1,300 shares were issued and outstanding) with $1.00 par value; 2,000 common registered shares (200 shares were issued and outstanding) with no par value; and, in connection with the November 28, 2006 acquisition of Maritrans, 18,000 common shares with a par value of $.01 per share, all of which were issued and outstanding at December 31, 2006. The stockholder's equity was exchanged for common and subordinated units of the Partnership in connection with the initial public offering.

Unit-Based Compensation—The Partnership has adopted a long-term incentive plan that permits the granting of awards to directors and employees in the form of restricted units and unit options. The Partnership recognizes

2008 Annual Report                                                                                                                                                                       81

compensation cost for the restricted units on a straight-line basis over the vesting periods of the awards, which is three years. No unit options have been granted.

Net Income per Unit—Basic net income per unit is determined by dividing net income, after deducting the amount of net income allocated to the general partner interest, by the weighted average number of units outstanding during the period. Diluted net income per unit is calculated in the same manner as basic net income per unit, except that the weighted average number of outstanding units is increased to include the dilutive effect of restricted units granted under the Partnership's long-term incentive plan. There was no change in the weighted average units outstanding for diluted net income per unit for the year ended December 31, 2008 or the period November 15 through December 31, 2007.

As required by Emerging Issues Task Force Issue No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share" ("EITF 03-6"), the general partner's interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed. The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, which is a contractually defined term that generally means all cash on hand at the end of each quarter after provision for certain cash requirements. Unlike available cash, net income is affected by non-cash items, such as depreciation and amortization.

As described in Note A above, the general partner's incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.43125 per unit. For purposes of EITF 03-6, the Partnership must calculate the general partner's share of net income under the assumption that such net income was distributable. Since net income did not exceed $0.43125 per unit for the year ended December 31, 2008 or the period November 15, 2007 through December 31, 2007, the Partnership did not use any increased percentages in calculating the general partner's interest in net income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Newly Issued Accounting Standards—In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This statement is required to be applied prospectively as of the beginning of the fiscal year in which it initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133" ("FAS 161"). FAS 161 requires qualitative disclosures about an entity's objectives and strategies for using derivatives and quantitative disclosures about how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. FAS 161 is effective for fiscal years,

82                                                                                                                   OSG America L.P.

and interim periods within those fiscal years beginning after November 15, 2008, with early application allowed. FAS 161 allows but does not require comparative disclosures for earlier periods at initial adoption.

In March 2008, the Emerging Issues Task Force reached a consensus on EITF 07-4, "Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships." EITF 07-4 requires master limited partnerships with incentive distribution rights ("IDRs"), to measure earnings per unit as it relates to IDRs consistent with the two-class method of measuring earnings per unit. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

NOTE C—ACQUISITION OF MARITRANS

On November 28, 2006, OSG acquired Maritrans, a leading U.S. flag crude oil and petroleum product shipping company that owned and operated one of the largest fleets of double hull vessels serving the U.S. East Coast and Gulf Coast trades. The operating results of certain wholly owned subsidiaries of Maritrans, which were carved out of the consolidated financial statements of Maritrans, have been included in the Partnership's combined financial statements commencing November 29, 2006. The Maritrans fleet consisted of seven ATBs, one of which was in the process of being double hulled, one conventional tug barge and two tankers, all operating under the U.S. flag.

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

The following unaudited pro forma financial information reflects the results of the Maritrans acquisition as if it had occurred at the beginning of the 2006 period presented after giving effect to purchase accounting adjustments:

In thousands, except per share amounts	Year Ended December 31, 2006

Pro forma shipping revenues	$190,654
Pro forma net income	11,305
Pro forma per share amounts:
Basic and diluted net income per share	$579.73
Average shares outstanding during the period presented	19,500

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on the dates indicated. These results do not reflect any synergies that might be achieved from the combined operations.

In the fourth quarter of 2008, the Partnership recorded an impairment charge of $62,874,000 representing the full value of goodwill. See Note B for a discussion of goodwill impairment.

2008 Annual Report                                                                                                                                                                       83

NOTE D—ALASKA TANKER COMPANY, LLC

In the first quarter of 1999, OSG, BP Oil Shipping Company USA, Inc. ("BP") and Keystone Alaska, LLC formed Alaska Tanker Company, LLC ("ATC") to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is now owned by the Partnership, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade. Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC. The Partnership is not the primary beneficiary (as defined in FASB Interpretation 46(R) "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51") with regard to ATC and accounts for its 37.5% interest in ATC according to the equity method.

A condensed summary of the assets and liabilities of ATC follows:

	As of December 31,
In thousands	2008	2007

Current assets	$31,065	$31,726
Noncurrent assets	466	926

Total assets	$31,531	$32,652

Current liabilities	$27,225	$29,028
Noncurrent liabilities	7,197	6,611
Members' equity	100	100
Accumulated other comprehensive loss	(2,991)	(3,087)

Total liabilities and members' equity	$31,531	$32,652

The balance in accumulated other comprehensive loss relates to the adoption of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans—an amendment to FASB Statement Nos. 87, 88, 106 and 132(R)". This amount is amortized and recorded on ATC's statement of operations and will be reimbursed by BP as set forth in the time charter agreements.

A condensed summary of the results of operations of ATC follows:

	Year Ended December 31,
In thousands	2008	2007	2006

Time charter equivalent revenues	$140,418	$144,628	$139,160
Ship operating and other expenses	(126,161)	(129,312)	(121,000)

Income from vessel operations—net income	$14,257	$15,316	$18,160

NOTE E—DERIVATIVES AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class if financial instrument:

Cash and cash equivalents—The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt, including capital leases—The fair values of the Partnership's fixed rate debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps—The fair value of interest rate swaps is the estimated amount that the Partnership would receive or pay to terminate the swaps at the reporting date.

84                                                                                                                   OSG America L.P.

The estimated fair values of the Partnership's financial instruments, other than derivatives, follow:

	As of December 31,
	2008		2007

In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets/(liabilities)
Cash and cash equivalents	$10,529	$10,529	$3,380	$3,380
Debt, including capital lease obligations	(91,753)	(77,267)	(79,808)	(78,471)

  Interest Rate Swaps

As of December 31, 2008, the Partnership is a party to floating-to-fixed interest rate swaps, which are being accounted for as cash flow hedges, with major financial institutions covering notional amounts aggregating $30,000,000 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on the three-month London interbank offered rate ("LIBOR") (approximately 1.4% at December 31, 2008). These agreements contain no leverage features and mature in December 2012. As of December 31, 2008, the Partnership has recorded a liability of $2,837,000 related to the fair values of these swaps.

  Fair Value Disclosures

The following table presents the fair values for liabilities measured on a recurring basis as of December 31, 2008:

In thousands Description	Fair Value	Level 2: Significant other observable inputs

Liabilities:
Interest rate swaps	$2,837	$2,837

The following table summarizes the fair values of items measured at fair value on a nonrecurring basis for the year ended December 31, 2008:

In thousands Description	Level 3: Significant unobservable inputs		Fair Value	Total Losses

Assets:
Vessel impairment—Vessel held for sale	$1,310	(1)	$1,310	$(21,102)
Goodwill impairment	$—	(2)	$—	$(62,874)

(1)
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Ling-Lived Assets", an impairment charge of $21,102,000 was recorded related to a vessel classified as held for sale. The fair value measurement used to determine the impairment reflects the expected proceeds as of December 31, 2008.

(2)
In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), an impairment charge of $62,874,000 was recorded related to goodwill. The fair value measurement used to determine the impairment was based upon the income approach which utilized cash flow projections consistent with the most recent projections of the Partnership, and a discount rate equivalent to a market participant's weighted average cost of capital.

2008 Annual Report                                                                                                                                                                       85

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	As of December 31,
In thousands	2008	2007

Trade payables	$2,430	$3,359
Fuel accruals	1,983	3,544
Charter revenues received in advance	6,983	3,074
Drydock accrual	—	2,523
Insurance premiums	2,796	2,253
Payroll and benefits	869	1,003
Customs and duty	3,048	1,174
Interest expense	327	311
Other	846	2,281

	$19,282	$19,522

NOTE G—ADVANCES FROM AFFILIATES

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership's management and administrative agreements with OSGM and are non interest bearing. These advances are repaid monthly.

Note H—LONG-TERM DEBT

Debt consists of the following:

	As of December 31,
In thousands	2008	2007

5.5% to 6.3% fixed rate secured term loans, due through 2014	$46,753	$49,587
Senior secured revolving credit facility	45,000	—

	91,753	49,587
Less current portion	(3,007)	(2,834)

Long-term portion	$88,746	$46,753

The weighted average effective interest rate for debt outstanding at December 31, 2008 and 2007 was 5.0% and 6.0%, respectively. Such rates take into consideration related interest rate swaps. The weighted average effective interest rate for debt outstanding at December 31, 2008 not taking into consideration the interest rate swaps was 4.1%.

On November 15, 2007, OSG America Operating Company LLC, a wholly owned subsidiary of us, entered into a $200,000,000 senior secured revolving credit facility with ING Bank N.V. and DnB NOR Bank ASA. As of December 31, 2008, $45,000,000 was outstanding under this facility, at an average interest rate of 2.08%. The amount available under this facility at December 31, 2008 was $155,000,000.

Borrowings under the senior secured revolving credit facility are due and payable five years after the date that the facility agreement was signed (the "closing date"), subject to a 24-month extension period which may be requested by the Partnership on or after the second anniversary of the closing date and which may be approved by the lenders. Drawings under the facility will be available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances.

Borrowings under the senior secured revolving credit facility are secured by, among other things, first preferred mortgages on certain owned vessels and are guaranteed by the Partnership.

86                                                                                                                   OSG America L.P.

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

The senior secured revolving credit facility prevents the Partnership from declaring dividends or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the senior secured revolving credit facility requires the Partnership to adhere to certain financial covenants. The Partnership was in compliance with all of the financial covenants contained in the debt agreements as of December 31, 2008.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the senior secured revolving credit facility.

As of December 31, 2008, approximately 16.8% of the net book value of the Partnership's vessels is pledged as collateral under secured term loans.

The aggregate annual principal payments required to be made on debt are as follows:

In thousands	As of December 31, 2008

2009	$3,007
2010	3,191
2011	3,385
2012	48,591
2013	17,199
Thereafter	16,380

Total	$91,753

Interest paid, excluding loans to affiliates and capitalized interest, amounted to $4,954,000 for the year ended December 31, 2008, $439,000 for the period from November 15 through December 31, 2007, $4,595,000 for the period from January 1 through November 14, 2007 and $3,877,000 for the year ended December 31, 2006.

Note I—TAXES

All current and deferred tax liabilities were contributed to capital by OSG immediately prior to the Partnership's initial public offering.

In 2006, OSG made an election under the American Jobs Creation Act of 2004, effective for years commencing with 2005, to have its qualifying U.S. flag operations taxed under a new tonnage tax regime rather than under the usual U.S. corporate income tax regime. As a result of that election, the Predecessor's taxable income for U.S. income tax purposes with respect to the eligible U.S. flag vessels did not include income from qualifying shipping activities in U.S. foreign trade (i.e., transportation between the U.S. and foreign ports or between foreign ports).

The components of the Predecessor's provisions for federal income taxes follow:

In thousands	January 1 through November 14, 2007	Year Ended December 31, 2006

Current	$(1,114)	$1,921
Deferred	3,162	(1,153)

	$2,048	$768

2008 Annual Report                                                                                                                                                                       87

Reconciliations of the Predecessor's actual federal income tax rate attributable to pretax income and the U.S. statutory income tax rate follow:

In thousands	January 1 through November 14, 2007	Year Ended December 31, 2006

Actual federal income tax provision rate	26.9%	9.0%
Adjustments:
Tonnage tax exclusion	26.5%	27.6%
Amortization of intangibles	(18.4)%	(1.6)%

U.S. statutory income tax provision rate	35.0%	35.0%

Note J—ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

At December 31, 2008, unrealized losses on derivative instruments entered into in 2008 of $2,837,000 are the only component of accumulated other comprehensive income/(loss).

During the year ended December 31, 2008, the Partnership recorded reclassification adjustments of $19,000 to net income for amounts included in interest expense. At December 31, 2008, the Partnership expects that it will reclassify $718,000 of net losses on derivative instruments from accumulated other comprehensive income/(loss) to earnings during the next twelve months due to the payment of interest associated with floating rate debt.

Note K—LEASES

Charters-in:

As of December 31, 2008, the Partnership had commitments to charter-in eight vessels from subsidiaries of American Shipping Company ("AMSC") and to bareboat charter-in one vessel from OSG, all of which are, or will be, accounted for as operating leases. Effective upon the completion of the OSG Constitution's shipyard period in the fourth quarter of 2008, the OSG Constitution/OSG 400's time charter agreement with OSG converted to a bareboat charter agreement.

The future minimum commitments and related number of operating days under the operating leases are as follows:

Bareboat Charters:

	As of December 31, 2008
Dollars in thousands	Amount	Operating Days

2009	$51,791	2,378
2010	61,539	2,787
2011	64,331	2,920
2012	64,306	2,928
2013	64,225	2,920
Thereafter	86,061	2,308

Total	$392,253	16,241

Bareboat charters from OSG:

	As of December 31, 2008
Dollars in thousands	Amount	Operating Days

2009	$4,152	361

Total	$4,152	361

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. ("APSI"). The order was increased to 12 ships in October 2007. Agreements for eight of such vessels are included in the Partnership. Following construction, APSI will sell the vessels to leasing

88                                                                                                                   OSG America L.P.

subsidiaries of AMSC, which will charter the eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The charters provide for profit sharing with the owners of the vessels when revenues earned by such vessels exceed amounts defined in the charters. Five of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date

Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008

The Overseas Boston delivered on February 19, 2009. The remaining two vessels are scheduled to be delivered from the shipyard between mid 2009 and early 2010. The bareboat charters will commence upon delivery of the vessels.

In early 2009, AMSC and OSG signed a nonbinding agreement in principle ("Nonbinding Agreement") to provide for a global settlement of a number of outstanding issues between them, including, among other things, settlement of the arbitration. Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions. The Nonbinding Agreement contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that the Partnership, OSG and AMSC will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters and the related revenue days (revenue days represent calendar days less days vessels are not available for employment due to repairs, drydock or lay-up) are as follows:

	As of December 31, 2008
Dollars in thousands	Amount	Operating Days

2009	$172,334	4,304
2010	136,094	3,011
2011	108,546	2,207
2012	63,199	1,298
2013	41,751	874
Thereafter	24,393	519

Total	$546,317	12,213

Time charters to OSG:

	As of December 31, 2008
Dollars in thousands	Amount	Operating Days

2009	41,997	1,402

Total	$41,997	1,402

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

Note L—LONG-TERM INCENTIVE PLAN

In 2007, the Board of Directors of the general partner of the Partnership adopted the OSG America L.P. 2007 Omnibus Incentive Compensation Plan (the "Plan") for directors and employees of the Partnership and its affiliates. The Plan currently permits the grant of awards covering an aggregate of 250,000 common units in the form of unit

2008 Annual Report                                                                                                                                                                       89

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

Unit and total compensation expense for the year ended December 31, 2008 and the period of November 15 through December 31, 2007 were not material to the Partnership's Statement of Operations. As of December 31, 2008, there was $41,000 of unamortized compensation cost related to non-vested restricted units, which is expected to be recognized over a remaining weighted-average vesting period of 1.7 years.

A summary of the status of the Partnership's restricted unit awards as of December 31, 2008 and of changes in restricted units outstanding under the Partnership's long-term incentive plan for the year ended December 31, 2008 and for the period of November 15 through December 31, 2007 follows:

	Number of units	Weighted- Average Grant Date Fair Value per Unit

Nonvested restricted unit awards outstanding at November 15, 2007	—	$—
Units granted	2,250	$19.00
Units vested	—	$—

Nonvested restricted unit awards outstanding at December 31, 2007	2,250	$19.00
Units granted	2,250	$6.87
Units vested	(750)	$(19.00)

Nonvested restricted unit awards outstanding at December 31, 2008	3,750	$11.72

Note M—PENSION PLANS

The Partnership makes contributions to jointly managed (company and union) multi-employer pension plans covering seagoing personnel. The Employee Retirement Income Security Act of 1974 requires employers who are contributors to U.S. multi-employer plans to continue funding their allocable share of each plan's unfunded vested benefits in the event of withdrawal from or termination of such plans. Certain other seagoing personnel are covered under a defined contribution plan, the cost of which is funded as incurred. The costs of these plans were $1,015,000 for the year ended December 31, 2008, $211,000 for the period November 15 through December 31, 2007, $779,000 for the period January 1 through November 14, 2007, and $761,000 for the year ended December 31, 2006.

Note N—VESSELS

In early 2009, the Partnership and OSG began negotiations with Bender Shipbuilding & Repair Co. Inc. ("Bender") to end the agreements covering the six ATBs and two tug boats associated with the Partnership's expansion plans due to Bender's lack of performance under such agreements and its lack of liquidity and poor financial condition. Contracted delivery dates for certain vessels have been significantly delayed from the original contract delivery dates and, in 2009, Bender requested substantial price increases on all the contracted vessels. The Partnership and OSG intend to complete two of the six ATBs and the two tug boats at alternative shipyards.

Under the terms of the proposed settlement, which is still in the process of negotiation, Bender would transfer ownership of the vessels to OSG or the Partnership in their current state of completion in consideration for which OSG or the Partnership would, among other things (1) pay and/or reimburse Bender for the costs associated with positioning the units for transportation to the alternative shipyards and certain other material and labor costs related to construction of the units and (2) assume certain specified obligations related to construction of the units, which amounts referred to in clauses (1) and (2) above total in the aggregate approximately $5 million to $10 million for the Partnership. The outcome of the negotiations is uncertain and no assurance can be given that a settlement will be reached and implemented.

90                                                                                                                   OSG America L.P.

At December 31, 2008 the Partnership reviewed the two tug boats which are included in "Vessels" in our Consolidated Balance Sheet for impairment based upon the information that was known to the Partnership as of December 31, 2008. No impairment was recorded at December 31, 2008. At December 31, 2008, the net book value of the two tugs under construction was $25,417,000.

As of December 31, 2008, the Partnership had remaining commitments of $26,760,000 on non-cancelable contracts for the construction of two tugs (to be delivered in 2010). We expect these commitments to be funded from existing cash on hand, borrowings under our revolving credit facility or additional long-term debt as required.

Note O—IMPAIRMENT OF VESSEL

During the third quarter of 2008, the Partnership decided to forego the scheduled drydocking of one of the older product carriers which is a requirement for her to continue in operations. The vessel ceased operations and was placed in lay-up during the fourth quarter of 2008 pending her sale. Accordingly, the Partnership recorded a charge of $19,319,000 in the third quarter of 2008 and $1,783,000 in the fourth quarter of 2008 to write down her carrying amount to her estimated net fair value as of December 31, 2008. This vessel has been classified as held for sale at December 31, 2008.

Note P—RELATED PARTY TRANSACTIONS

Effective April 1, 2008, the Partnership entered into time charter agreements with OSG to charter-out five vessels, three of which were employed by the Partnership in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one product carrier, the Overseas New Orleans) and two product carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel's then current charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the charter-out agreements are at rates that approximate existing market rates.

Effective April 1, 2008, the Partnership entered into time charter agreements with OSG for the charter-in of the Liberty/M300 and the OSG Constitution/OSG 400, which are two ATBs working in the Delaware Bay lightering business, at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to the Partnership. On October 10, 2008, the Partnership converted the time charter agreement with OSG on the OSG Constitution/OSG 400 to a bareboat charter agreement. The bareboat charter commenced with the completion of the OSG Constitution's shipyard period in November of 2008. The term of the bareboat charter ends simultaneously with the completion of the unit's lightering service, which is expected to occur in 2009. In December 2008, the Liberty/M300's time charter agreement with OSG ended.

Note Q—SUBSEQUENT EVENTS

On January 23, 2009, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unitholders in the amount of $0.375 per unit for the three months ended December 31, 2008. The distribution of approximately $11,500,000 was paid on February 12, 2009 to unitholders of record on February 3, 2009.

2008 Annual Report                                                                                                                                                                       91

Note R—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

				Quarter ended Dec. 31,
Results of Operations (in thousands, except per share and per unit amounts)	Quarter ended March 31,	Quarter ended June 30,	Quarter ended Sept. 30,	Oct. 1 through Nov. 14,	Nov. 15 through Dec. 31,	Combined

2008
Shipping revenues	$63,032	$72,228	$74,212	—	—	$76,851
Income/(loss) from vessel operations	4,375	5,429	(9,617)	—	—	(55,061)
Net income/(loss)	3,765	4,925	(9,698)	—	—	(53,498)
Basic net income/(loss) per unit	$0.12	$0.16	$(0.32)	—	—	$(1.75)
Diluted net income/(loss) per unit	$0.12	$0.16	$(0.32)	—	—	$(1.75)
2007
Shipping revenues	$49,734	$49,366	$55,784	$27,987	$31,136	$59,123
Income from vessel operations	7,980	4,579	1,446	1,255	1,703	2,958
Net income/(loss)	4,203	2,674	(1,577)	261	3,606	3,867
Basic net income/(loss) per share	$215.52	$137.12	$(80.83)	$13.38	—	—
Diluted net income/(loss) per share	$215.52	$137.12	$(80.83)	$13.38	—	—
Basic net income per unit	—	—	—	—	$0.12	—
Diluted net income per unit	—	—	—	—	$0.12	—

92                                                                                                                   OSG America L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have audited the accompanying consolidated balance sheet of OSG America L.P. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007, and the OSG America L.P. predecessor combined carve-out statement of operations, changes in stockholder's equity, and cash flows for the period from January 1, 2007 to November 14, 2007 and for the year ended December 31, 2006. OSG America L.P. and OSG America L.P. predecessor collectively are referred to hereinafter as "Partnership". These financial statements are the responsibility of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alaska Tanker Company, LLC (a joint venture in which the Partnership has a 37.5% interest) as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated and predecessor combined carve-out financial statements, insofar as it relates to the amounts included for Alaska Tanker Company, LLC, is based solely on the report of the other auditors. In the consolidated financial statements and the predecessor combined carve-out financial statements, the Partnership's investment in Alaska Tanker Company, LLC is stated at $5,382,000 and $5,782,000 at December 31, 2008 and 2007, respectively, and the Partnership's equity in income of Alaska Tanker Company, LLC is stated at $5,344,000 for the period ended December 31, 2008, $2,551,000 for the period from November 15, 2007 to December 31, 2007, $3,192,000 for the period from January 1, 2007 to November 14, 2007 and $6,811,000 for the year ended December 31, 2006, respectively.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated and the predecessor combined carve-out financial statements referred to above present fairly, in all material respects, the financial position of OSG America L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period ended December 31, 2008 and for the period from November 15, 2007 to December 31, 2007 and the results of operations and cash flows for OSG America L.P. predecessor for the period from January 1, 2007 to November 14, 2007 and for the year ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OSG America L.P.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Certified Public Accountants
Tampa, Florida
March 4, 2009

2008 Annual Report                                                                                                                                                                       93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America

We have audited OSG America L.P.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). OSG America L.P.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, OSG America L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and 2007 of OSG America L.P. and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 2008 and the period from November 15, 2007 to December 31, 2007, and the OSG America L.P. predecessor combined carve-out statements of operations, changes in stockholder's equity, and cash flows for the period from January 1, 2007 to November 14, 2007 and for the year ended December 31, 2006 and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young

Certified Public Accountants
Tampa, Florida
March 4, 2009

94                                                                                                                   OSG America L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Unitholders of OSG America L.P.

In accordance with Rule 13a-15(f) of the Securities Exchange Act of 1934, the management of OSG America L.P. and its subsidiaries (the "Partnership") is responsible for the establishment and maintenance of adequate internal controls over financial reporting for the Partnership. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership's system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements. Management has performed an assessment of the effectiveness of the Partnership's internal controls over financial reporting as of December 31, 2008 based on the provisions of Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, management determined that the Partnership's internal controls over financial reporting was effective as of December 31, 2008 based on the criteria in Internal Control—Integrated Framework issued by COSO.

Ernst & Young LLP, the Partnership's independent registered certified public accounting firm, who audited the financial statements included in the Annual Report, has audited and reported on the Partnership's internal controls over financial reporting as of December 31, 2008 as stated in their report which appears elsewhere in this Annual Report.

Date: March 6, 2009

OSG America L.P.
By:	/s/ MYLES R. ITKIN Myles R. Itkin Principal Executive Officer and Director
By:	/s/ HENRY P. FLINTER Myles R. Itkin Principal Financial Officer, Principal Accounting Officer and Director

2008 Annual Report                                                                                                                                                                       95

INDEPENDENT AUDITORS' REPORT

The Members
Alaska Tanker Company, LLC:

We have audited the accompanying balance sheets of Alaska Tanker Company, LLC (a Delaware limited liability company) as of December 31, 2008 and 2007, and the related statements of operations, members' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 8 to the financial statements, the Company adopted the recognition and disclosure provisions and the measurement provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), as of December 31, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Tanker Company, LLC as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles

/s/ KPMG LLP

February 25, 2009

96                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC
BALANCE SHEETS

	As of December 31,
	2008	2007

ASSETS
Current Assets:
Cash	$8,118,600	$4,590,735
Due from members:
BP Oil	22,695,940	26,560,187
Other receivables	42,503	21,097
Prepaid expenses	208,093	553,646

Total current assets	31,065,136	31,725,665
Long-term assets:
Other assets (note 7)	465,507	926,218

Total assets	$31,530,643	$32,651,883

LIABILITIES AND MEMBERS' DEFICIT
Current Liabilities:
Accounts payable	$3,176,614	$3,499,882
Accrued expenses (note 4)	9,791,080	10,212,011
Accrued dividend to members	14,256,912	15,316,393

Total current liabilities	27,224,606	29,028,286
Long-term liabilities:
Other liabilities (note 8)	7,196,958	6,610,981

Total long-term liabilities	7,196,958	6,610,981

Total liabilities	34,421,564	35,639,267
Commitments and contingencies (notes 3 and 5)
MEMBERS' DEFICIT:
Members' equity	100,000	100,000
Accumulated other comprehensive loss	(2,990,921)	(3,087,384)

Members' deficit	(2,890,921)	(2,987,384)

Total liabilities and members' deficit	$31,530,643	$32,651,883

See accompanying notes to financial statements.

2008 Annual Report                                                                                                                                                                       97

ALASKA TANKER COMPANY, LLC
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006

Revenues	$139,601,849	$143,565,531	$136,287,792
Non-time charter revenues	816,364	1,062,497	2,871,765

Total revenues	140,418,213	144,628,028	139,159,557

Cost of operations:
Payroll	27,117,785	31,634,274	30,899,151
Consumables	3,179,161	3,639,972	3,218,657
Insurance, net	1,677,841	1,298,750	1,699,149
Vessel repairs	9,119,675	13,159,701	6,247,026
Drydock and customs	—	—	7,083,307
Fuel	45,268,521	41,465,437	39,427,153
Port charges	18,215,859	18,017,692	15,190,016
Other	2,796,138	4,303,433	3,774,272
New build expenses (projects outside warranty)	8,604,690	4,003,536	1,180,093

Total cost of operations	115,979,670	117,522,795	108,718,824
Administrative costs	9,365,267	10,726,343	8,988,573
Non-time charter expenses	816,364	1,062,497	2,871,765
Severance costs	—	—	420,572

Net income	$14,256,912	$15,316,393	$18,159,823

Dividend declared to members	$14,256,912	$15,316,393	$18,159,823

See accompanying notes to financial statements.

98                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC
STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
Years ended December 31, 2008, 2007, and 2006

	OSG	Keystone	BP Oil	Members' equity	Accumulated other comprehensive loss		Members' equity (deficit)

Balance, December 31, 2005	$37,500	$37,500	$25,000	$100,000	$—		$100,000
Net income	6,809,934	6,809,934	4,539,955	18,159,823	—		18,159,823
Dividend declared to members	(6,809,934)	(6,809,934)	(4,539,955)	(18,159,823)	—		(18,159,823)

Balance, December 31, 2006	37,500	37,500	25,000	100,000	—		100,000
Net income	5,743,647	5,743,647	3,829,099	15,316,393	—		15,316,393
Dividend declared to members	(5,743,647)	(5,743,647)	(3,829,099)	(15,316,393)	—		(15,316,393)
Effect of adoption of provisions of SFAS No. 158	—	—	—	—	(3,087,384	)(A)	(3,087,384)

Balance, December 31, 2007	37,500	37,500	25,000	100,000	(3,087,384)		(2,987,384)
Net income	5,346,342	5,346,342	3,564,228	14,256,912	—		14,256,912
Dividend declared to members	(5,346,342)	(5,346,342)	(3,564,228)	(14,256,912)	—		(14,256,912)
Employee benefit plans:
Actuarial loss	—	—	—	—	(1,719,480)		(1,719,480)
Prior service credit	—	—	—	—	1,815,943		1,815,943

Balance, December 31, 2008	$37,500	$37,500	$25,000	$100,000	$(2,990,921)		$(2,890,921)

(A)
The balance in accumulated other comprehensive loss relates to the adoption of SFAS No. 158 and resulted in an increase in defined benefit pension and postretirement benefit obligations on the balance sheet. As this amount is amortized and recorded on the statement of operations, it will be reimbursed by BP Oil as set forth in the time charter agreements.

See accompanying notes to financial statements.

2007 Annual Report                                                                                                                                                                       99

ALASKA TANKER COMPANY, LLC
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$14,256,912	$15,316,393	$18,159,823
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Due from members and other receivables	3,842,841	2,662,868	4,413,239
Prepaid expenses	345,553	106,778	(224,141)
Other assets	460,711	(160,011)	(184,326)
Accounts payable	(323,268)	(2,760,062)	4,594,766
Accrued expenses	(420,931)	695,604	(1,406,385)
Other liabilities	682,440	758,760	789,585

Net cash provided by operating activities	18,844,258	16,620,330	26,142,561

Cash flows from financing activities:
Decrease in checks outstanding in excess of cash deposits	—	—	(2,356,361)
Payment of dividend to members	(15,316,393)	(18,159,823)	(20,884,366)

Net cash used in financing activities	(15,316,393)	(18,159,823)	(23,240,727)

Net change in cash	3,527,865	(1,539,493)	2,901,834
Cash, beginning of year	4,590,735	6,130,228	3,228,394

Cash, end of year	$8,118,600	$4,590,735	$6,130,228

Supplemental disclosure of cash flow information:
Noncash items:
Dividends declared	$14,256,912	$15,316,393	$18,159,823
Adoption of SFAS No. 158	—	3,087,384	—

See accompanying notes to financial statements.

100                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements

December 31, 2008 and 2007

(1)   ORGANIZATION AND PURPOSE

Alaska Tanker Company, LLC (ATC or the Company) was organized effective March 30, 1999 as a limited liability company in the state of Delaware for the purpose of chartering and operating vessels for the transportation of Alaskan produced crude oil to destinations designated by vessel charterers and to provide tonnage planning and ship scheduling services to such vessel charterers.

The members of the Company and their respective ownership interests are BP Oil Shipping Company USA, Inc. (BP Oil), which owns 25.0%, Keystone Alaska, LLC (Keystone), which owns 37.5% and OSG America, LP (OSG), which owns 37.5%. The ownership interest held by OSG was previously held by Overseas Shipholding Group, Inc. until November 15, 2007, when the membership interest was transferred to OSG as part of its initial public offering. Total capital contributions of $100,000 were made upon formation of ATC and each member contributed its percentage of initial contribution based on their proportionate ownership.

The term of the Company shall be perpetual unless dissolved or terminated by the members pursuant to the limited liability company agreement (Agreement). Disposition of a member's interest can be made only in accordance with the Agreement, which provides, among other things, that any member who wants to dispose of its membership interest (other than to an affiliate of the member) must (i) obtain approval of all of the other members; (ii) receive a bona fide offer to purchase its membership interest from a third party, (iii) offer to the other members to sell its membership interest on the same terms as the offer from the third party.

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

Income, loss, and distributions are allocated among the members in accordance with their sharing ratios in effect at the time (currently BP Oil 25.0%, Keystone 37.5%, and OSG 37.5%).

The management of the Company is vested in the member committee, which is composed of three representatives, one from each of the members of the Company. The representatives of Keystone and OSG have one and one half (1 1/2) votes each and the representative of BP Oil has one (1) vote. The member committee may delegate and has delegated certain operating responsibilities and authority to employees of the Company.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include valuation allowances for receivable, assets and liabilities related to employee benefits and certain accrued liabilities. Actual results could differ from those estimates.

(b)
Revenue Recognition

Revenue is recorded pursuant to time charters (note 3) as expenses are incurred and incentive hire is earned. As discussed in note 3, payments under bareboat charters are not recorded by the Company in the accompanying financial statements as an expense nor is the corresponding revenue recorded. Revenue earned prior to the signing of the time charters is included in non-time charter revenues in the statements of operations.

2008 Annual Report                                                                                                                                                                       101

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

(c)
Predelivery Expenses

Predelivery expenses represent amounts paid by ATC on behalf of BP Oil to prepare new vessels for operation. These amounts include the procurement of spare parts, stocking the ship with consumables, certain payroll expenses, and other costs incurred prior to the ship being ready to carry crude oil and crew members. These amounts are reimbursed by BP Oil and are included in non-time charter expenses in the statements of operations.

(d)
Income Taxes

The Company is taxed as a partnership, accordingly, all income taxes are the responsibility of the members.

(e)
Cash

Cash includes cash in banks and cash held onboard vessels in Master Cash Accounts.

(f)
Prepaid Expenses

Prepaid expenses include primarily prepaid payroll and insurance costs at December 31, 2008 and 2007.

(g)
Furniture, Fixtures and Equipment

All expenditures for furniture, fixtures and equipment are reimbursed by BP Oil. Accordingly, the net carrying value of furniture, fixtures and equipment is zero as of December 31, 2008 and 2007, respectively. As part of the formation of ATC, BP Oil provided approximately $853,000 of furniture, fixtures and equipment to the Company for use in the administration of its operations. The Company has been provided the furniture, fixtures and equipment from BP Oil for no charge. Additionally, certain equipment is being leased by the Company under operating leases (note 5).

(h)
New Build Expenses

The Company incurs certain expenses upon receipt of new vessels to ensure they meet all safety criteria established by the Company. These expenses are subject to approval by BP Oil prior to being incurred and are separately recorded for financial reporting purposes.

(i)
Recently Adopted Accounting Policies

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 provides entities with an option to measure many financial instruments and certain other items at fair value. Under SFAS 159, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting period. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and elected not to record any financial instruments at fair value not previously required to be measured at fair value. Accordingly, the adoption of SFAS 159 did not have an impact on the financial statements.

(j)
Recently Issued Accounting Policies

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 also includes a technical amendment to FASB Statement No. 132(R), effective immediately, which requires nonpublic entities to disclose net periodic benefit cost for each annual period for which a statement of income is presented. The Company has disclosed net periodic benefit cost in note 8. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of the FSP on its disclosures.

(k)
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

102                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

(3)   CHARTER OPERATIONS

ATC was formed to operate vessels that were chartered to BP Oil in the Alaskan crude oil trade. As of December 31, 2008, there were four remaining bareboat charters. A bareboat charter is a charter in which the owner leases an unmanned ship for a long period at a rate that covers any depreciation and a nominal return. The charterer mans, procures all supplies and provisions, insures, maintains, and repairs the vessel, and pays for all operating expenses.

The Company in turn charters the vessels under time charters to BP Oil. A time charter is a form of charter where the bareboat charterer leases the vessel and crew to the time charterer for a stipulated period of time. The charterer pays for the vessels' fuel and port charges in addition to the time charter hire.

Each of the Company's bareboat charters has a corresponding time charter with BP Oil covering identical periods. The time charters contain a basic charter hire payment, which is the same as the charter hire payment required by the corresponding bareboat charter. ATC, as allowed by the time charters, has assigned the bareboat charter hire payments to be made directly by BP Oil to the shipowners or other person as designated by the shipowner. In addition, if a bareboat charter is terminated by the Company, the termination payment required under the bareboat charter will be paid by BP Oil pursuant to the corresponding time charter. The time charters also include supplemental charter hire payments, which consist primarily of reimbursement of the Company's operating expenses. In addition, as discussed below, the time charters contain a provision for an incentive hire payment. The maximum incentive hire payment available per vessel for the year ended December 31, 2008 is $2,232,790 (adjusted annually by the consumer price index).

As ATC is merely an operator of the vessels under the time charters, the accompanying financial statements reflect only the operating expenses for the vessels and administration costs as well as the revenues from BP Oil to fund those operations plus the incentive hire. BP Oil is responsible for paying all operating costs incurred by ATC. Total bareboat charter payments made directly by BP Oil to the shipowners, or others as designated, and not reflected in the accompanying financial statements for the years ended December 31, 2008, 2007 and 2006 were approximately $88,360,000, $90,162,000 and $96,510,000, respectively.

The bareboat and time charter periods are the same for each individual vessel and expire on varying dates through 2023.

As noted above, the time charters between ATC and BP Oil make provisions for the payment of incentive hire payments. These payments are made upon meeting certain performance measure parameters as contractually defined in the time charter. The performance targets and assessment of achievement are agreed upon annually by the member committee. For the years ended December 31, 2008, 2007 and 2006, the Company achieved incentive hire payments totaling $14,256,912, $15,316,393 and $18,159,823, respectively, which are included in revenues in the statements of operations. The amount is shared by the members of the Company based upon their sharing ratios and is shown as dividends to members in the accompanying financial statements. Included in the 2008 incentive hire is $3,092,962, related to vessels that were taken out of service in 2006 and 2007.

ATC does not own any vessels nor does it have any options to acquire vessels under the bareboat charter.

2008 Annual Report                                                                                                                                                                       103

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

(4)   ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2008 and 2007:

	2008	2007

Salaries and wages	$1,339,379	2,054,204
Drydock and vessel repairs	3,177,926	2,200,229
Voyage expenses	1,441,768	878,061
Administrative expenses	2,378,352	2,769,738
Retirement and medical plans	415,453	481,893
Other	1,038,202	1,827,886

Total	$9,791,080	10,212,011

Included in drydock and vessel repairs are customs charges totaling approximately $1,500,000 at December 31, 2008 and 2007.

(5)   COMMITMENTS AND CONTINGENCIES

(a)
Operating Leases

The Company leases certain office space, equipment and vehicles under noncancelable operating lease agreements. The lease terms vary as do the Company's renewal options. Expenses related to the leases totaled approximately $360,000, $353,000 and $456,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Future annual lease payments are summarized as follows:

Year ending December 31:

2009	$337,763
2010	302,341
2011	304,442
2012	311,008
2013	320,023
Thereafter	189,242

$1,764,819

(b)
Contingencies

The Company is currently a party to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can reasonably be estimated, it records the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or overall trends in results of operations. However, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or future periods.

(6)   401(K) PLAN

The Company has a defined contribution plan with 401(k) provisions covering all full-time employees other than those subject to collective bargaining with a union and independent contractors. Employees become eligible upon completion of one year of employment, 1,000 hours of service and age 21. Eligible employees may contribute in increments of 1% of eligible compensation, depending on their eligibility, subject to certain Internal Revenue Service

104                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

(IRS) imposed limitations. The Company will match each dollar of employee savings with $0.75 up to a maximum of 6% of eligible compensation. The Company may, in its sole discretion, change the percentage of its contribution on a prospective basis. The employee contributions are always 100% vested. In 2005, the Company's contributions were vested upon completion of five years of service. Effective January 1, 2006, Company contributions to the 401(k) plan are vested upon the completion of three years of service. For the years ended December 31, 2008, 2007 and 2006, the Company contributed approximately $170,000, $168,000 and $158,000, respectively.

(7)   FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements, for its financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on the Company's financial position or results of operations and the Company does not expect the adoption of the provisions of SFAS No. 157 related to nonfinancial assets and liabilities to have an effect on its financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•
Level 1—quoted prices in active markets for identical securities

•
Level 2—other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.

•
Level 3—significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to the Company's financial assets pursuant to SFAS No. 157 as of December 31, 2008:

	Fair value	Input level

Stable value fund	$465,507	Level 2

(8)   RETIREMENT PLANS

The Company offers a defined benefit plan and a postretirement benefit plan for its employees.

(a)  Adoption of SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements, recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic costs, measure defined benefit plan assets and obligations as of the date of the Company's fiscal year-end statement of financial position, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The requirement of SFAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements were effective as of December 31, 2007. The Company has historically used a December 31 measurement date. The Company adopted SFAS No. 158 in the fiscal year ended December 31, 2007, and the adoption of this accounting pronouncement resulted in $3,087,384 in accumulated other comprehensive loss in members' equity (deficit), a $9,606 decrease in total assets and a $3,077,778 increase in total liabilities to record unamortized losses related to the postretirement

2008 Annual Report                                                                                                                                                                       105

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

benefit plan. These losses occurred due to the reduction in the discount rate in prior years and the increase in benefits that arise when participants meet the eligibility requirements. These unamortized losses will be reclassified to the statement of operations over the estimated remaining years to retirement of the participants.

This accounting change does not allow retroactive application.

The following is the incremental effect of applying SFAS No. 158 on individual line items in the balance sheet at December 31, 2007.

	Before application of SFAS. No. 158	Adjustments	After application of SFAS. No. 158

Other assets, net	$935,824	(9,606)	926,218
Total assets	32,906,206	(9,606)	32,896,600
Other liabilities, net	3,533,203	3,077,778	6,610,981
Total liabilities	32,806,206	3,077,778	35,883,984
Accumulated other comprehensive loss	—	(3,087,384)	(3,087,384)

Total members' equity (deficit)	100,000	(3,087,384)	(2,987,384)

(b)
Defined Benefit Pension Plan

The Company maintained a noncontributory defined benefit pension plan (the Plan) for substantially all of its employees. The Company terminated the Plan effective December 31, 2005 subject to IRS approval. As a result, any benefit credits that otherwise would have been earned after 2005 were eliminated. This resulted in a plan curtailment and the unrecognized prior service cost being fully amortized at December 31, 2005. During 2008, the Company received approval from the IRS to terminate the Plan and all participants received their vested balance. As a result, there was no liability recorded at December 31, 2008. Investments totaling approximately $466,000 remained in the Plan after the distributions were made. These amounts were transferred to the capital accumulation plan and will be utilized to reduce future employer contributions.

Employees became eligible to participate in the Plan upon completion of one year of employment. The Company's funding policy was to contribute the net periodic pension cost accrued each year, to the extent it falls between the minimum required and maximum tax deductible contribution for the year. The Company's annual pension contribution was based on independent actuarial computations.

Additionally, the Company maintained a supplemental noncontributory defined benefit pension plan (Supplemental Plan). Together with the Plan, the Supplemental Plan provided benefits for certain employees who exceed allowable amounts under the Plan. The Plan was terminated as of December 31, 2005, and a curtailment and settlement resulted. Any remaining benefits were transferred to a supplemental capital appreciation plan.

The following are the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost.

	2008	2007

Net loss	$—	9,606

	$—	9,606

106                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

Amounts recognized in accumulated other comprehensive loss are as follows:

	2008	2007

Net gain recognized	$(9,606)	—
Adjustment to initially apply SFAS No.158:
Net loss	—	9,606

	$(9,606)	9,606

The estimated amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $0.

The following is a breakdown of certain aggregate components of the Plan at December 31, 2008 and 2007 (measurement date of the Plan is December 31):

	2008	2007

Projected benefit obligation	$—	(4,938,802)
Fair value of plan assets	—	5,865,020

Funded status	$—	926,218

Accumulated benefit obligation	$—	(4,938,802)

Amounts recognized in the balance sheets at December 31 are as follows:

	2008	2007

Noncurrent assets	$—	926,218
Accumulated other comprehensive income	—	9,606

Net amount recognized	$—	935,824

The weighted average assumptions used to determine the benefit obligation at December 31, 2007 are as follows:

2007

Discount rate	6.00%
Rate of increase in future compensation levels	—

The Plan was terminated in 2008 and all participants received their benefits prior to year-end thus there are no assumptions used for December 31, 2008.

The following is a breakdown of aggregate pension benefits for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Pension benefit (cost)	$(452,736)	160,011	184,326
Employer contribution	—	—	—
Benefits paid	(4,392,603)	(243,944)	(2,014,292)

The weighted average assumptions used to determine the net benefit (cost) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.00%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.00	8.00	8.00
Rate of increase in future compensation levels	—	—	—

2008 Annual Report                                                                                                                                                                       107

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

Plan Assets

The Plan's assets were invested to maximize returns and minimize risk to the participants in the Plan. This strategy also involved monitoring investment allocations to ensure appropriate diversification of assets and performance. The Company had established targeted asset allocations for the Plan. These targets do not represent strict requirements, but are intended as general guidelines. The targeted allocation percentages are: fixed income 60% and equities 40%. During 2008, the investments were liquidated to cash and participants received their benefits under the Plan. The excess funds remaining were transferred to the capital appreciation plan to be used to reduce future employer contributions.

The Plan's asset allocation at December 31, 2008 and 2007, by asset category is as follows:

	Plan assets at December 31
	2008	2007

Mutual funds—equities	—%	51%
Mutual funds—fixed income	—	15
U.S. government securities	—	9
Interest-bearing cash	—	25

Total	—%	100%

Cash Flows

The Company expects to contribute $0 to the Plan in 2009 as the Plan is terminated.

The Plan's assets were distributed to participants upon IRS and Pension Benefit Guarantee Corporation approval of the Plan's termination. Benefit payments were made as terminated employees requested payouts prior to the final distribution. During 2008, benefits of approximately $4,393,000 were paid.

(c) Postretirement Plan

The Company has a postretirement medical and life insurance plan (the Postretirement Plan) that provides benefits to shore-based employees and nonunion licensed deck officers at least 55 years of age with 10 years or more of service, as defined.

During 2008, the Postretirement Plan was amended to eliminate the healthcare coverage for Medicare retirees, and instead, participants will be provided a monthly allowance to purchase a supplemental Medicare option as defined in the Postretirement Plan. This resulted in the credit to prior service costs. Additionally, the mortality table for determining the accumulated benefit obligation was changed to the RP2000 table projected to 2009 by Scale AA, combined for annuitants and nonannuitants and blended 50% male and 50% female, which resulted in a large increase in the net actuarial loss.

The following are the amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost:

	2008	2007

Net actuarial loss	$4,577,932	2,848,846
Net prior service (credit) cost	(1,587,011)	228,932

	$2,990,921	3,077,778

108                                                                                                                   OSG America L.P.

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

Amounts recognized in accumulated other comprehensive loss are as follows:

	2008	2007

Actuarial loss	$1,729,086	—
Net prior service	(1,815,943)	—
Adjustment to initially apply SFAS No.158:
Net actuarial loss	—	2,848,846
Net prior service cost	—	228,932

	$(86,857)	3,077,778

The estimated net loss that will be amortized from accumulated other comprehensive loss into net actuarial losses and net prior service credit over the next fiscal year is $439,498 and $(120,373), respectively.

The following is a breakdown of certain aggregate components of the Postretirement Plan at December 31, 2008 and 2007 (measurement date of the Postretirement Plan is December 31):

	2008	2007

Projected benefit obligation	$(7,396,182)	(6,803,364)
Fair value of plan assets	—	—

Funded status	$(7,396,182)	(6,803,364)

Accumulated benefit obligation	$(7,396,182)	(6,803,364)

Amounts recognized in the balance sheets at December 31 as follows:

	2008	2007

Current liabilities	$(199,224)	(192,383)
Noncurrent liabilities	(7,196,958)	(6,610,981)
Accumulated other comprehensive income	2,990,921	3,077,778

Net amount recognized	$(4,405,261)	(3,725,586)

Unrecognized prior service costs are attributed to participants qualified to be participants in prior plans sponsored by the members of the Company.

The following is a breakdown of postretirement benefits for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Net periodic benefit cost	$936,803	1,005,842	1,044,059
Employer and employee contributions	284,948	237,065	212,469
Benefits paid	257,128	206,263	185,910

    The weighted average assumptions used to determine the benefit obligation as of December 31, 2008 and 2007 are as follows:

	2008	2007

Discount rate	5.75%	6.00%

2008 Annual Report                                                                                                                                                                       109

ALASKA TANKER COMPANY, LLC

Notes to Financial Statements (Continued)

December 31, 2008 and 2007

The weighted average assumptions used to determine the net benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Discount rate	6.00%	6.00%	5.75%

The Company determines the discount rate based on Moody's Aa bonds.

Healthcare cost trend rates for 2008 was 9%, decreasing yearly by 1% to 5% in 2015. A 1% increase in the assumed healthcare cost trend would increase the benefit cost by $102,870 and the benefit obligation by $171,232. A 1% decrease in the assumed healthcare cost trend would reduce the benefit cost by $82,283 and the benefit obligation by $157,944.

Cash Flows

The Company expects to make benefit payments of approximately $199,000 to the Postretirement Plan in 2009.

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid by the Postretirement Plan:

2009	$199,224
2010	223,145
2011	249,579
2012	281,523
2013	306,435
2014 - 2017	1,907,925

(9)   RELATED-PARTY TRANSACTIONS

The Company's revenues are derived primarily from time charter hire revenues received from BP Oil. For the years ended December 31, 2008, 2007 and 2006, BP Oil billed the Company approximately $4,114,832, $10,981,000 and $461,000, respectively, for bunker fuel and $1,210,676, $1,091,000 and $236,000, respectively, for technical and engineering services, consumable lube products, vetting inspections, and lay-up services.

The Company received accounting and administrative support from Keystone Shipping (KS), an affiliate of Keystone through September 30, 2006. KS charged the Company, on a monthly basis, for the services provided at agreed-upon billing rates. For the years ended December 31, 2008, 2007 and 2006, KS billed the Company approximately $0, $14,000 and $387,000, respectively, for services provided.

110                                                                                                                   OSG America L.P.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no material changes in the Company's internal controls or in other factors that could materially affect these controls during the period covered by this Annual Report.

(b)
Management's report on internal controls over financial reporting.

Management's report on internal controls over financial reporting, which appears elsewhere in this Annual Report, is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None

2008 Annual Report                                                                                                                                                                       111

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

We are managed and operated by the directors and officers of our general partner. All of our operating personnel are employees of an affiliate of our general partner. The President of our general partner, Myles Itkin, allocates his time between managing our business and affairs and the business and affairs of OSG. Mr. Itkin is Executive Vice President, Chief Financial Officer and Treasurer of OSG. The amount of time Mr. Itkin allocates between our business and the businesses of OSG varies from time to time depending on various circumstances and needs of the businesses, such as the relative levels of strategic activities of the businesses.

Officers of our general partner and those individuals providing services to us or our subsidiaries may face a conflict regarding the allocation of their time between our business and the other business interests of OSG. Our general partner intends to seek to cause it officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

The following table provides information regarding the directors and executive officers of our general partner. Directors are elected for one-year terms.

Name	Age	Position

Morten Arntzen	53	Chairman of the Board
Myles R. Itkin	61	President, Chief Executive Officer and Director
Henry P. Flinter	44	Chief Financial Officer and Director
Robert E. Johnston	61	Director
Kathleen C. Haines	54	Director
James G. Dolphin	41	Director
Steven T. Benz	57	Director

Morten Arntzen is Chairman of the Board of Directors of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Arntzen has also served as President, Chief Executive Officer and a Director of OSG since January 2004. Prior to joining OSG, Mr. Arntzen was employed in various capacities by American Marine Advisors, Inc. (AMA), a U.S. based merchant banking firm specializing in the maritime industry, from 1997 to 2004, most recently serving as Chief Executive Officer. Mr. Arntzen is a director of Royal Caribbean Cruises Ltd.

Myles R. Itkin is President, Chief Executive Officer and a Director of our general partner. Mr. Itkin has served as a Director since the inception of our general partner in May 2007. Mr. Itkin has served as Chief Executive Officer since January 2009. Prior to then, Mr. Itkin served as Chief Financial Officer. Mr. Itkin has also served since 2006 as Executive Vice President of OSG (Senior Vice President from 1995 through 2006) and since 1995 as Chief Financial Officer and Treasurer of OSG. Mr. Itkin is a director of Danaos Corporation.

Henry P. Flinter is Chief Financial Officer and a Director of our general partner and has served as such since January 2009. Prior to joining OSG America L.P., Mr. Flinter served since 2005 as Vice President Corporate Finance of OSG Ship Management and from 2002 to 2005 served as Vice President, Accounting of OSG Ship Management.

Robert E. Johnston is a Director of our general partner and has served as such since the inception of our general partner in May 2007. Mr. Johnston served as Senior Vice President and Head of U.S. Flag Strategic Business Unit of OSG since January 2009. Mr. Johnston served from September 2005 through January 2009 as Senior Vice President

112                                                                                                                   OSG America L.P.

and Head of Shipping Operations of OSG, with responsibility for all technical management of OSG's international flag and U.S. flag fleets. For more than five years prior to September 2005, Capt. Johnston served as Senior Vice President and Chief Commercial Officer of OSG.

Kathleen C. Haines is a Director and chairs our audit committee and serves on our conflicts committee and our corporate governance committees. Ms. Haines is a financial consultant and served as Chief Executive Officer of the transition company created following the sale of OMI Corporation (OMI), a $2.2 billion (assets) U.S.-based international shipping company from 2007 through May 2008. Ms. Haines served as Senior Vice President, Chief Financial Officer and Treasurer of OMI for more than five years prior to 2007.

James G. Dolphin is a Director and chairs our conflicts committee and serves on our corporate governance committee and audit committee. Mr. Dolphin is Managing Director and President of AMA Capital Partners LLC (AMA), a New York based boutique merchant bank focused on the transportation industry. Mr. Dolphin concentrates on mergers and acquisitions and strategic advisory work at AMA and also serves on the investment committees of the firm's private equity funds. He was involved in the creation of Oceania Cruises and served on its board, audit committee and executive committee for four years until its sale to the private equity firm Apollo. Prior to joining AMA, Mr. Dolphin was a Principal in the management consulting firm Booz Allen Hamilton, leading the global maritime practice.

Steven T. Benz is a Director and chairs our corporate governance committee and serves on our conflicts committee and audit committee. Mr. Benz is Chief Executive Officer and President of Marine Spill Response Corporation (MSRC) a $450 million (assets) not-for-profit environmental company dedicated to the cleanup of petroleum and chemical spills by marine transportation companies.

Meetings and Committees of the Board of Directors

Meetings

OSG America LLC's board of directors ("BOD") met six times during fiscal 2008.

Audit Committee

OSG America LLC has a standing Audit Committee consisting of Ms. Haines (Chairman) and Messrs. Benz and Dolphin. The Audit Committee met five times in 2008. The Audit Committee is required to meet four times annually. The members of the Audit Committee must be independent. The board of directors of OSG America LLC has determined that all members of the Audit Committee are independent within the meaning of the listing standards of the New York Stock Exchange and the applicable rules of the Securities and Exchange Commission. In addition, the board of directors of OSG America LLC has determined that all members of the Audit Committee are financially literate and that Ms. Haines is an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The members of the Audit Committee are appointed annually by the BOD.

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

Corporate Governance Committee

OSG America LLC has a standing Corporate Governance Committee consisting of Messrs. Benz (Chairman) and Dolphin and Ms. Haines. The Corporate Governance Committee did not meet in 2008 and is not required to meet annually.

2008 Annual Report                                                                                                                                                                       113

The BOD has adopted a formal charter under which the Corporate Governance Committee operates. The charter governs the duties, responsibilities and conduct of the Corporate Governance Committee.

The Corporate Governance Committee, among other tasks, (1) makes recommendations to the BOD as to the size of the BOD and the composition of its committees, (2) oversees the evaluation of the BOD and its committees, (3) develops, recommends to the BOD, reviews and updates the corporate governance principles, policies and practices and independence standards and monitor compliance, (4) oversees director compensation and administers the OSG America L.P. 2007 Omnibus Incentive Compensation Plan, and (5) shapes the corporate governance of the Partnership.

Conflicts Committee

OSG America LLC has a standing Conflicts Committee consisting of Messrs. Dolphin (Chairman) and Benz and Ms. Haines. The Conflicts Committee met twice in 2008 and is not required to meet annually.

The BOD has adopted a formal charter under which the Conflicts Committee operates. The charter governs the duties, responsibilities and conduct of the Conflicts Committee.

The Conflicts Committee reviews specific matters that the BOD believes may involve conflicts of interest and takes such other action as may be required under the terms of our partnership agreement.

Director Independence

For information on director independence, please read "Item 13. Certain Relationships and Related Transactions, and Director Independence."

Policies and Procedures for Approval of Related Person Transactions

The Conflicts Committee is responsible for reviewing and approving any related person transaction.

Code of Business Conduct and Ethics

The BOD has adopted a code of business conduct and ethics which is an extension of the Code of Business Conduct and Ethics of our affiliate, OSG for all employees, officers and directors of OSP and all employees of OSG and its affiliates who provide services to OSP. If any amendments are made to the code or if OSG America LLC grants any waiver, including any implicit waiver, from a provision of the code that the SEC or the New York Stock Exchange ("NYSE") requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

114                                                                                                                   OSG America L.P.

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended December 31, 2008, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

2008 Annual Report                                                                                                                                                                       115

REPORT OF THE AUDIT COMMITTEE FOR FISCAL YEAR 2008

Management has primary responsibility for maintaining effective internal control over financial reporting, for assessing the effectiveness of internal control over financial reporting and for preparation of the consolidated financial statements of the Partnership. The Partnership's independent registered public accounting firm is responsible for performing an independent audit of the Partnership's consolidated financial statements in accordance with auditing standards generally accepted in the United States. The Audit Committee's responsibility is to monitor and oversee this process on behalf of the Board of Directors. The Board has adopted a written Audit Committee Charter which is posted on the Partnership's website at www.osgamerica.com.

In fulfilling its oversight responsibilities, the Audit Committee has met and held discussions with management and the Partnership's independent registered public accounting firm concerning the quality of the accounting principles, the reasonableness of significant judgments and the adequacy of disclosures in the financial statements. Management represented to the Audit Committee that the Partnership's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee reviewed and discussed the consolidated financial statements with management and the Partnership's independent registered public accounting firm. The Audit Committee further discussed with the Partnership's independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees), as amended. The Audit Committee met five times during 2008. The members of the Audit Committee are considered to be independent because they satisfy the independent requirements for Board of Directors members prescribed by the NYSE listing standards and Rule 10A-3 under the 1934 Act.

The Partnership's independent registered certified public accounting firm also provided to the Audit Committee the written disclosures and letter required by Rule 3526 of the Public Company Oversight Board, as amended, and the Audit Committee discussed with the independent registered public accounting firm their independence and considered the compatibility of nonaudit services with the registered public accounting firm's independence.

The Committee also reviewed management's report on its assessment of the effectiveness of the Partnership's internal control over financial reporting and the Partnership's independent registered public accounting firm's report on the effectiveness of the Partnership's internal control over financial reporting.

Based upon the Audit Committee's discussions with management and the Partnership's independent registered certified public accounting firm, the Audit Committee's review of the representations of management, the certifications of the Partnership's chief executive officer and chief financial officer which are required by the Securities and Exchange Commission and the Sarbanes-Oxley Act of 2002, and the report and letter of the independent registered public accounting firm provided to the Audit Committee, the Audit Committee recommended to the Board of Directors (and the Board of Directors approved) that the audited consolidated financial statements referred to above be included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

Audit Committee:
Kathleen C. Haines, Chairman Steven T. Benz James G. Dolphin

116                                                                                                                   OSG America L.P.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

We and our general partner were formed in May 2007. Because our Chairman, Mr. Arntzen, our President and Chief Executive Officer, Mr. Itkin and our Chief Financial Officer, Mr. Flinter, are employees of OSG or OSG Ship Management, Inc., their compensation is set and paid by OSG or OSG Ship Management, Inc., we reimburse OSG for time they spend on partnership matters. Officers and employees of our general partner or its affiliates participate in employee benefit plans and arrangements sponsored by OSG, our general partner, or their affiliates, including plans that may be established in the future.

Compensation of Directors

Officers of our general partner or OSG who also serve as directors of our general partner do not receive additional compensation for their service as directors. Each non-management director receives compensation for attending meetings of the board of directors, as well as committee meetings. Non-management directors receive a director fee of $30,000 per year as well as a grant of 750 common units, which vest ratably over three years. Members of the audit, conflicts and corporate governance committees each receive a committee fee of $5,000 per year per committee, and the chair of each of these committees receives an additional fee of $5,000 per year for serving in that role. In addition, each director is reimbursed for out-of-pocket expenses in connection with attending meetings of the board of directors or committees. Each director is fully indemnified by us for actions associated with being a director

The following table sets forth a summary of the compensation paid to non-employee directors in 2008:

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)

Steven T. Benz	$50,000	$5,040	$55,040
James G. Dolphin	$50,000	$5,040	$55,040
Kathleen C. Haines	$50,000	$5,040	$55,040

(1)
Consists of annual Board fees, Board Chairman and committee fees and meeting fees.

(2)
Unit awards represent the dollar amount recognized for financial statement reporting purposes with respect to 2008 for the fair value of restricted units granted in 2007 and 2008 in accordance with SFAS 123R. Fair value of unit awards is calculated as the closing price of the Parternship's common units on the date of grant in 2008 and Partnership's initial public offering price for the 2007 awards.

Long Term Incentive Plan

In 2007, the board of directors of our general partner adopted the OSG America L.P. 2007 Omnibus Incentive Compensation Plan (the "Plan"), pursuant to which directors, officers, employees and consultants of ours and our affiliates, including OSG and our general partner, who perform services for us are eligible to receive awards based on, or related to, our common units ("units").

The Plan is administered by the board of directors of our general partner (the "Board"), who also interprets the Plan and establishes rules and regulations for its administration. The Board may designate a committee thereof to administer the Plan and to establish rules and regulations for its administration. The Plan limits the aggregate number of units that may be delivered pursuant to awards to 250,000 units.

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

2008 Annual Report                                                                                                                                                                       117

Under the Plan, the Board is permitted and authorized to make awards that are denominated or payable in, valued by reference to, or otherwise based on or related to our units, including the following:

Unit Options.    The holder of an option is entitled to purchase a number of units in the future at a specified exercise price per unit (which will not be less than the fair market value of a unit on the date of grant of the option, unless otherwise provided) in such a manner and subject to such terms and conditions as shall be determined by the Board. The units subject to each option generally vest in one or more installments over a specified period of service measured from the grant date of the option. Except as otherwise provided by the award agreement, options vest with respect to one-third of the units on each of the first three anniversaries of the date of grant. Options will not be exercisable after the tenth anniversary of the date of grant.

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

118                                                                                                                   OSG America L.P.

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

Unless earlier discontinued or terminated by the Board, the Plan will expire on the tenth anniversary of its date of adoption. No awards may be made after that date. However, unless otherwise expressly provided in an applicable award agreement, any award granted under the Plan prior to expiration may extend beyond the end of such period through the award's normal expiration date.

Our executive officers did not receive long-term incentive plan rewards in 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITYHOLDER MATTERS

The following table sets forth the beneficial ownership of units of OSG America Partners L.P. as of December 31, 2008 held by beneficial owners of 5% or more of the units, by each of the directors and executive officers of our general partner, and by all directors and executive officers of our general partner as a group. The address for all beneficial owners is 666 Third Avenue, 5th Floor, New York, New York 10017, except for Mr. Flinter and Mr. Johnston, whose address is Two Harbour Place, 302 Knights Run Avenue, Suite 1200, Tampa, Florida 33602.

Name of Beneficial Owner	Common Units	% of Common Units	Subordinated Units	% of Subordinated Units	% of Total Common and Subordinated Units

Overseas Shipholding Group, Inc. (1)(2)	8,000,435	53.3	15,000,000	100.0	76.7%
Kayne Anderson Capital Advisors, L.P.	1,353,723	9.02	0	*	*
Morten Arntzen	0	*	0	*	*
Myles R. Itkin	0	*	0	*	*
Henry P. Flinter	6,859	*	0	*	*
Robert E. Johnston	11,168	*	0	*	*
Kathleen C. Haines	2,400	*	0	*	*
James G. Dolphin	11,500	*	0	*	*
Steven T. Benz	8,900	*	0	*	*
All executive officers and directors as a group (7 persons) (3)	40,827	*	0	*	*

*
Less than 1%

(1)
Overseas Shipholding Group, Inc., or OSG, is the ultimate parent company of OSG Bulk Ships, Inc.and OSG Ship Management, Inc. and therefore may be deemed to beneficially own the 8,000,435 common units and 15,000,000 subordinated units, in aggregate, held by OSG Bulk Ships, Inc. and OSG Ship Management, Inc.

(2)
Excludes the 2% general partner interest held by our general partner, a wholly owned subsidiary of OSG.

(3)
Excludes units owned by OSG, on the board of which serves a director of our general partner, Morten Arntzen. In addition, Myles R. Itkin, our general partner's Chief Executive Officer and a Director, is OSG's Executive Vice President, Chief Financial Officer and Treasurer, Robert E. Johnston, a Director of our general partner, is Senior Vice President and Head of U.S. Flag Strategic Business Unit and Henry P. Flinter, a Director of our general partner, is a Vice President of OSG's wholly owned subsidiary, OSG Ship Management, Inc..

2008 Annual Report                                                                                                                                                                       119

The following table sets forth, as of February 28, 2009, the number of shares of common stock of OSG, the ultimate parent company of our general partner, owned by each of the directors and executive officers of our general partner and all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Shares of Common Stock	% of Common Stock

Morten Arntzen (1)	382,204	1.4
Myles R. Itkin (2)	70,610	*
Henry P. Flinter (3)	10,710	*
Robert E. Johnston (4)	61,583	*
Kathleen C. Haines	0	0.0
James G. Dolphin	0	0.0
Steven T. Benz	0	0.0

All executive officers, directors and director nominees as a group (7 persons)	525,107	1.9

*
Less than 1%

(1)
Includes 237,397 shares of common stock issuable upon exercise of stock options.

(2)
Includes 47,156 shares of common stock issuable upon the exercise of stock options.

(3)
Includes 5,785 shares of common stock issuable upon the exercise of stock options.

(4)
Includes 37,891 shares of common stock issuable upon the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

OSG, the owner of our general partner, owns 8,000,435 common units and 15,000,000 subordinated units, representing a 75.1% limited partner interest in us. In addition, our general partner, a wholly owned subsidiary of OSG, owns a 2% general partner interest in us and all of the incentive distribution rights.

Distributions and Payments to our General Partner and Its Affiliates

We generally distribute 98% to unitholders (including OSG, the owner of our general partner and the holder of 8,000,435 common units and 15,000,000 subordinated units) and make the remaining 2% to our general partner. If distributions exceed the $0.375 per unit minimum quarterly distribution and other higher target levels, our general partner, as the holder of the incentive distribution rights, is entitled to increasing percentages of the distributions, up to 50% of the distributions above the highest target level. We refer to the rights to the increasing distribution as "incentive distribution rights". Please read "Cash Distribution Policy—Incentive Distribution Rights" in Item 5 of this report. Assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, but no distributions in excess of the full minimum quarterly distribution, our general partner would receive an annual distribution of approximately $0.9 million on its 2% general partner interest and OSG would receive an annual distribution of approximately $34.5 million on its common units and subordinated units.

Our general partner does not receive a management fee or other compensation for the management of our partnership. Our general partner and its other affiliates are entitled to reimbursement for all direct and indirect expenses they incur on our behalf. In addition, we and certain of our operating subsidiaries (and any of our future operating subsidiaries may) pay fees to certain subsidiaries of OSG for strategic consulting, advisory, ship management, technical and administrative services. Our general partner will determine the amount of these reimbursable expenses and will negotiate these fees. These reimbursed expenses totaled approximately $20.7 million for the year ended December 31, 2008.

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

120                                                                                                                   OSG America L.P.

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

•
owning, operating or chartering Jones Act product carriers and barges subject to the offers to us described in the immediately preceding three paragraphs pending our general partner's determination whether to accept such offers and pending the closing of any offers we accept;

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

2008 Annual Report                                                                                                                                                                       121

Options to Acquire Additional Jones Act Vessels

Under the omnibus agreement, OSG granted to us options to purchase up to two newbuild articulated tug barges (ATBs) that were scheduled for delivery from Bender between 2009 and 2010 and to acquire from OSG the right to bareboat charter up to two newbuild product carriers and up to two newbuild shuttle tankers from AMSC, scheduled for delivery between late 2009 and early 2011. The options with respect to the purchase of ATBs and the rights to bareboat charter newbuild product carriers will be exercisable prior to the first anniversary of the delivery of each vessel. The exercise of any of the options will be subject to the negotiation of the terms and conditions of transfer and the purchase price.

The purchase price would be determined according to a process in which, within 45 days after our notification that we wish to exercise the option, OSG would propose to our general partner the terms on which it would be willing to transfer the relevant vessel(s) to us. Within 45 days after receiving OSG's proposed terms, we would propose a purchase price, which may be any combination of cash and outstanding partnership units for the vessel(s). If we and OSG cannot agree on a purchase price after negotiating in good faith for 50 days, then we and OSG will negotiate in good faith for a further 10-day period to agree on a cash-only purchase price for the vessel(s). If we and OSG cannot agree on a cash only purchase price after negotiating in good faith for 10 days, OSG would have the right to seek an alternative purchaser willing to pay at least 101% of the purchase price we proposed. If an alternative transaction on such terms has not been consummated within six months, we would have the right for 45 days to purchase the vessel(s) at the price we originally proposed.

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

122                                                                                                                   OSG America L.P.

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

Management Agreement

We entered into a management agreement with OSG Ship Management, Inc. ("OSGM"), pursuant to which OSGM provides certain commercial and technical management services to us in respect of the vessels in our fleet. In the event that we purchase or bareboat charter additional vessels, OSGM will also extend the commercial and technical management services provided pursuant to the management agreement to those additional vessels. These services will be provided in a commercially reasonable manner in accordance with customary ship management practice and under our direction. OSGM will provide these services to us directly but may subcontract for certain of these services with other entities, including other OSG subsidiaries.

The management services include, among other things:

•
the commercial and technical management of the vessel:  managing day-to-day vessel operations including negotiating, executing and administering charters and other contracts with respect to employment of the vessels, monitoring payments thereunder, ensuring regulatory compliance, arranging for the vetting of vessels, providing competent personnel to supervise the maintenance and general efficiency of the vessels, arranging and supervising drydockings, repairs, alterations and the upkeep of the vessels to the required standards, arranging the supply of necessary stores, spares, water, lubricating oils and greases, procuring and arranging for port entrance, clearance and agency services, appointing counsel and handling and negotiating the settlement of all claims in connection with the operation of each vessel, appointing adjusters and surveyors and technical consultants as necessary, issuing voyage instructions and providing technical support,

•
vessel maintenance and crewing:  including supervising the maintenance and general efficiency of vessels, and ensuring the vessels are in seaworthy and good operating condition, selecting and engaging qualified officers and crew, ensuring compliance with the law of the vessels' flag regarding crew manning levels, qualifications and certifications arranging for all training, transportation, board and lodging of the crew and negotiating the settlement and payment of all wages,

•
purchasing and insurance:  purchasing stores, supplies and parts for vessels and arranging insurance for vessels (including marine hull and machinery insurance, protection and indemnity insurance and war risk and oil pollution insurance).

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

In addition, OSGM has no liability for any loss arising in the course of the performance of the commercial and technical management services under the management agreement unless and to the extent that such loss is proved to have resulted solely from the gross negligence or willful default of OSGM or its employees, agents or subcontractors, in which case (except where such loss resulted from OSGM's intentional personal act or omission, or recklessly and with knowledge that such loss would probably result) OSGM's liability will be limited for each incident or series of related incidents.

We have also agreed, under the management agreement, to indemnify OSGM and its employees, agents and subcontractors against all actions which may be brought against them in connection with their performance of the management agreement and against and in respect of all costs and expenses they may suffer or incur due to

2008 Annual Report                                                                                                                                                                       123

defending or settling such action, provided however that such indemnity excludes any or all losses which may be caused by or due to the gross negligence or willful default of OSGM or its employees, agents or subcontractors.

Administrative Services Agreement

We entered into an administrative services agreement with OSGM, pursuant to which OSGM provides certain administrative management services to us, unless the provision of those services by OSGM would materially interfere with OSG's operations.

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

Indemnification Agreements

We entered into indemnification agreements with each officer and director of our general partner. Each of these agreements, subject to certain limitations, require us to indemnify each indemnitee to the fullest extent permitted by our partnership agreement. This means, among other things, that we must indemnify the indemnitee against expenses (including attorneys' fees and related disbursements) actually and reasonably incurred in connection with, and judgments, penalties, fines and amounts paid in settlement of an action, suit, claim or proceeding arising out of the fact that such person is or was an officer or director of our general partner, or is or was serving at our general partner's request as a director, officer, employee or agent of another entity if such person meets the standard of conduct provided in our partnership agreement. Also as permitted under our partnership agreement, the indemnification agreements require us to advance expenses in defending such an action, provided that the indemnitee undertakes to repay any amounts so advanced if it is ultimately determined that such person is not entitled to be indemnified by us. We will also make each indemnitee whole for taxes imposed on the indemnification payments and for costs in any action to establish such person's right to indemnification, whether or not wholly successful.

124                                                                                                                   OSG America L.P.

Agreements Governing Bareboat Charters from AMSC

We, OSG and AMSC have entered into, or will enter into, various agreements governing the operation of the Jones Act product carriers and shuttle tankers, in respect of which OSG has granted us options to acquire the right to bareboat charter from AMSC, in the event we do not exercise those options. See "Business—Bareboat Charters from AMSC of Our Newbuilds—Profit Sharing" and "Business—Bareboat Charters from AMSC of Our Newbuilds—Pooling Agreement."

Affiliate Charter Agreements

Effective April 1, 2008, the Partnership entered into time charter agreements with OSG to charter-out five vessels, three of which were employed by the Partnership in the spot market (two ATBs, the OSG Columbia/OSG 242 and the OSG Independence/OSG 243, and one product carrier, the Overseas New Orleans) and two product carriers (the Overseas Philadelphia and Overseas Puget Sound) upon the completion of their current time charters in 2009. All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel's then current charter and ending on or about December 31, 2009. Management believes that the fixed daily rates in the charter-out agreements are at rates that approximate existing market rates.

Effective April 1, 2008, the Partnership entered into time charter agreements with OSG for the charter-in of the Liberty/M300 and the OSG Constitution/OSG 400, which are two ATBs working in the Delaware Bay lightering business, at fixed daily rates. The agreement assigned the charter contracts on these two ATBs to the Partnership. On October 10, 2008, the Partnership converted the time charter agreement with OSG on the OSG Constitution/OSG 400 to a bareboat charter agreement. The bareboat charter commenced with the completion of the OSG Constitution's shipyard period in November of 2008. The term of the bareboat charter ends simultaneously with the completion of the unit's lightering service, which is expected to occur in 2010. In December 2008, the Liberty/M300's time charter agreement with OSG ended.

Director Independence

Under our Corporate Governance Guidelines, which incorporate the standards established by the New York Stock Exchange (NYSE), the BOD must consist of at least three independent directors. As determined by the BOD, three of the seven members of the BOD have been determined to be independent under the Corporate Governance Guidelines because no relationship was identified that would automatically bar them from being characterized as independent, and any relationships identified were not so material as to impair their independence. The BOD annually reviews relationships that directors may have with the Partnership to make a determination of whether there are any material relationships that would preclude a director from being independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees—Audit fees incurred by the Partnership to Ernst & Young LLP for professional services rendered for the audit of the Partnership's annual financial statements and internal controls for the year ended December 31, 2008, the review of the financial statements included in the Partnership's Forms 10-Q filed in 2008, as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC in 2008 and other documents issued in connection with securities offerings, were $530,000. Audit fees incurred by the Partnership to Ernst & Young LLP for professional services rendered for the audit of the Partnership's annual financial statements for the year ended December 31, 2007 as well as those services that only the independent registered public accounting firm reasonably could have provided and services associated with documents filed with the SEC in 2007 and documents used in connection with the securities offering were $382,000.

Audit-Related Fees—During 2008 and 2007, no services were performed by, or fees incurred to, Ernst & Young LLP other than as described above.

All Other Fees—During 2008 and 2007, no services were performed by, or fees incurred to, Ernst & Young LLP other than as described above.

2008 Annual Report                                                                                                                                                                       125

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The following consolidated financial statements of the Partnership are filed in response to Item 8.
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Operations for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006.

Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Cash Flows for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006.

Consolidated Statements of Changes in Partners' Capital for the for the year ended December 31, 2008 and the period November 15, 2007 to December 31, 2007 and Predecessor Combined Carve-Out Statements of Changes in Stockholders' Equity for the period January 1, 2007 to November 14, 2007 and the year ended December 31, 2006.
Notes to Consolidated and Predecessor Combined Carve-Out Financial Statements.
(a)(2)	Schedules of the Partnership have been omitted since they are not applicable or are not required.
(a)(3)	The following exhibits are included in response to Item 15(c):
1.1
Underwriting Agreement dated as of November 8, 2007 by and between OSG America LLC, OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation, OSG Ship Management, Inc., and Overseas Shipholding Group, Inc, and the Underwriters party thereto (filed as Exhibit 1.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
3.1
Amended and Restated Certificate of Limited Partnership of OSG America L.P. dated August 9, 2007 (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-145341), as filed on August 10, 2007 and amended thereafter (the "Registration Statement")).
3.2
Amended and Restated Agreement of Limited Partnership of OSG America L.P. dated as of November 15, 2007 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
3.3	Certificate of Formation of OSG America LLC dated May 14, 2007 (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4
Amended and Restated Limited Liability Company Agreement of OSG America LLC dated as of November 15, 2007 (filed as Exhibit 3.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.1
Senior Secured Revolving Credit Facility Agreement dated as of November 15, 2007 among OSG America Operating Company LLC, the Registrant, the other subsidiaries of the Registrant party thereto as guarantors, the lenders party thereto, ING Bank N.V., London Branch as facility agent, security trustee and issuing lender and ING Bank N.V., London Branch and DnB NOR Bank ASA as mandated lead arrangers and bookrunners (filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

126                                                                                                                   OSG America L.P.

10.2	Amended and Restated Contribution, Conveyance and Assumption Agreement dated as of November 15, 2007 among OSG Bulk Ships, Inc., OSG Ship Management, Inc., OSGAMLP One Percent Interest Corporation, OSG America LLC, the Registrant and OSG America Operating Company LLC (filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.3
Omnibus Agreement dated as of November 15, 2007 among Overseas Shipholding Group, Inc., OSG America LLC and the Registrant (filed as Exhibit 10.3 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.4
Management Agreement dated as of November 15, 2007 among OSG Ship Management, Inc., the Registrant and the subsidiaries of the Registrant party thereto (filed as Exhibit 10.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.5
Administrative Services Agreement dated as of November 15, 2007 between OSG Ship Management, Inc. and the Registrant (filed as Exhibit 10.5 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.1
Director and Officer Indemnity Agreement—Morten Arntzen dated May 14, 2007 (filed as Exhibit 10.6.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.2**	Director and Officer Indemnity Agreement—Henry P. Flinter dated January 20, 2009
*10.6.3
Director and Officer Indemnity Agreement—Myles R. Itkin dated May 14, 2007 (filed as Exhibit 10.6.3 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.4
Director and Officer Indemnity Agreement—Robert E. Johnston dated May 14, 2007 (filed as Exhibit 10.6.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.5
Director and Officer Indemnity Agreement—Kathleen C. Haines dated November 9, 2007 (filed as Exhibit 10.6.5 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.6
Director and Officer Indemnity Agreement—James G. Dolphin dated November 9, 2007 (filed as Exhibit 10.6.6 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.7
Director and Officer Indemnity Agreement—Steven T. Benz dated November 9, 2007 (filed as Exhibit 10.6.7 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.7
OSG America L.P. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.8	Time Charter dated April 1, 2008 (filed as Exhibit 10.8 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.9	Time Charter dated April 1, 2008 (filed as Exhibit 10.9 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.10	Time Charter dated April 29, 2008 (filed as Exhibit 10.10 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.11	Time Charter dated April 29, 2008 (filed as Exhibit 10.11 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).

2008 Annual Report                                                                                                                                                                       127

10.12	Time Charter dated May 10, 2008 (filed as Exhibit 10.12 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.13	Time Charter dated May 10, 2008 (filed as Exhibit 10.13 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.14	Time Charter dated May 1, 2008 (filed as Exhibit 10.14 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
**10.15	Bareboat Charter dated November 22, 2008
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Certified Public Accounting Firm of the registrant.
**23.1	Consent of Independent Registered Public Accounting Firm—KPMG
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

128                                                                                                                   OSG America L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P. by OSG America LLC, its general partner
/s/ MYLES R. ITKIN Myles R. Itkin President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Name	Date

/s/ MORTEN ARNTZEN Morten Arntzen Chairman of the Board	March 6, 2009
/s/ MYLES R. ITKIN Myles R. Itkin Principal Executive Officer and Director	March 6, 2009
/s/ HENRY P. FLINTER Henry P. Flinter Principal Financial Officer, Principal Accounting Officer and Director	March 6, 2009
/s/ ROBERT E. JOHNSTON Robert E. Johnston Director	March 6, 2009
/s/ KATHLEEN C. HAINES Kathleen C. Haines Director	March 6, 2009
/s/ JAMES G. DOLPHIN James G. Dolphin Director	March 6, 2009
/s/ STEVEN T. BENZ Steven T. Benz Director	March 6, 2009

2008 Annual Report                                                                                                                                                                       129

EXHIBIT INDEX

1.1	Underwriting Agreement dated as of November 8, 2007 by and between OSG America LLC, OSG Bulk Ships, Inc., OSGAMLP One Percent Interest Corporation, OSG Ship Management, Inc., and Overseas Shipholding Group, Inc, and the Underwriters party thereto (filed as Exhibit 1.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
3.1
Amended and Restated Certificate of Limited Partnership of OSG America L.P. dated August 9, 2007 (incorporated by reference to Exhibit 3.1 to the Partnership's Registration Statement on Form S-1 (Registration No. 333-145341), as filed on August 10, 2007 and amended thereafter (the "Registration Statement")).
3.2
Amended and Restated Agreement of Limited Partnership of OSG America L.P. dated as of November 15, 2007 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
3.3	Certificate of Formation of OSG America LLC dated May 14, 2007 (incorporated by reference to Exhibit 3.3 to the Registration Statement).
3.4
Amended and Restated Limited Liability Company Agreement of OSG America LLC dated as of November 15, 2007 (filed as Exhibit 3.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.1
Senior Secured Revolving Credit Facility Agreement dated as of November 15, 2007 among OSG America Operating Company LLC, the Registrant, the other subsidiaries of the Registrant party thereto as guarantors, the lenders party thereto, ING Bank N.V., London Branch as facility agent, security trustee and issuing lender and ING Bank N.V., London Branch and DnB NOR Bank ASA as mandated lead arrangers and bookrunners (filed as Exhibit 10.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.2
Amended and Restated Contribution, Conveyance and Assumption Agreement dated as of November 15, 2007 among OSG Bulk Ships, Inc., OSG Ship Management, Inc., OSGAMLP One Percent Interest Corporation, OSG America LLC, the Registrant and OSG America Operating Company LLC (filed as Exhibit 10.2 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.3
Omnibus Agreement dated as of November 15, 2007 among Overseas Shipholding Group, Inc., OSG America LLC and the Registrant (filed as Exhibit 10.3 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.4
Management Agreement dated as of November 15, 2007 among OSG Ship Management, Inc., the Registrant and the subsidiaries of the Registrant party thereto (filed as Exhibit 10.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.5
Administrative Services Agreement dated as of November 15, 2007 between OSG Ship Management, Inc. and the Registrant (filed as Exhibit 10.5 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.1
Director and Officer Indemnity Agreement—Morten Arntzen dated May 14, 2007 (filed as Exhibit 10.6.1 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.2**	Director and Officer Indemnity Agreement—Henry P. Flinter dated January 20, 2009
*10.6.3
Director and Officer Indemnity Agreement—Myles R. Itkin dated May 14, 2007 (filed as Exhibit 10.6.3 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

130                                                                                                                   OSG America L.P.

*10.6.4	Director and Officer Indemnity Agreement—Robert E. Johnston dated May 14, 2007 (filed as Exhibit 10.6.4 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.5
Director and Officer Indemnity Agreement—Kathleen C. Haines dated November 9, 2007 (filed as Exhibit 10.6.5 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.6
Director and Officer Indemnity Agreement—James G. Dolphin dated November 9, 2007 (filed as Exhibit 10.6.6 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.6.7
Director and Officer Indemnity Agreement—Steven T. Benz dated November 9, 2007 (filed as Exhibit 10.6.7 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
*10.7
OSG America L.P. 2007 Omnibus Incentive Compensation Plan (filed as Exhibit 10.7 to the Registrant's Current Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).
10.8	Time Charter dated April 1, 2008 (filed as Exhibit 10.8 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.9	Time Charter dated April 1, 2008 (filed as Exhibit 10.9 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.10	Time Charter dated April 29, 2008 (filed as Exhibit 10.10 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.11	Time Charter dated April 29, 2008 (filed as Exhibit 10.11 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.12	Time Charter dated May 10, 2008 (filed as Exhibit 10.12 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.13	Time Charter dated May 10, 2008 (filed as Exhibit 10.13 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
10.14	Time Charter dated May 1, 2008 (filed as Exhibit 10.14 to the Registrant's Current Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference).
**10.15	Bareboat Charter dated November 22, 2008
**21	List of subsidiaries of the registrant.
**23	Consent of Independent Registered Public Accounting Firm of the registrant.
**23.1	Consent of Independent Registered Public Accounting Firm—KPMG
**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.
**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
NOTE:
Instruments authorizing long-term debt of the Registrant and its subsidiaries, where the amounts authorized thereunder do not exceed 10% of total assets of the Registrant on a consolidated basis, are not being filed herewith. The Registrant agrees to furnish a copy of each such instrument to the Commission upon request.

(1)
The Exhibits marked with one asterisk (*) are a management contract or a compensatory plan or arrangement required to be filed as an exhibit.

(2)
The Exhibits which have not previously been filed or listed are marked with two asterisks (**).

2008 Annual Report                                                                                                                                                                       131