Form 10-Q
period 2009-03-31
OSG America L.P.
filed 2009-05-11
CIK 1409134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Webs site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common units outstanding as of April 30, 2009 —  15,004,500.

Subordinated units outstanding as of April 30, 2009 —  15,000,000.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OSG AMERICA L.P.

CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS

	As of March 31, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,803	$10,529
Voyage receivables, including unbilled of $4,245 and $6,186	13,601	18,900
Other receivables	4,187	4,129
Inventory	1,883	1,855
Prepaid expenses and other current assets	5,455	4,770
Total current assets	36,929	40,183

Vessels, less accumulated depreciation of $93,467 and $85,819	401,887	404,462
Vessel held for sale	1,310	1,310
Deferred drydock expenditures, net	22,816	26,536
Investment in Alaska Tanker Company, LLC	601	5,382
Intangible assets, less accumulated amortization of $10,733 and $9,583	81,267	82,417
Other assets	16,277	14,271
Total assets	$561,087	$574,561

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$19,621	$19,282
Accounts payable to affiliated companies	14,372	12,586
Current portion of debt	3,052	3,007
Total current liabilities	37,045	34,875

Long-term debt, less current portion	77,966	88,746
Other non-current liabilities	8,299	7,994
Total liabilities	123,310	131,615

Partners’ Capital	437,777	442,946
Total liabilities and partners’ capital	$561,087	$574,561

See notes to consolidated financial statements.

OSG AMERICA L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Shipping Revenues:
Time and bareboat charter revenues (including $8,886 and $0, respectively, from OSG for the three months ended March 31, 2009 and 2008)	$45,167	$32,506
Voyage charter revenues	28,941	30,526
	74,108	63,032
Operating Expenses:
Voyage expenses	6,648	10,639
Vessel expenses	26,444	22,434
Charter hire expenses (including $903 and $0, respectively, to OSG for the three months ended March 31, 2009 and 2008)	13,615	6,677
Depreciation and amortization	12,594	13,021
General and administrative allocated from OSGM	5,909	5,886
Severance and relocation costs	2,026	—
Total operating expenses	67,236	58,657
Income from vessel operations	6,872	4,375
Equity in income of affiliated companies	565	593
Operating income	7,437	4,968
Other income	16	61
	7,453	5,029
Interest expense	1,251	1,264
Income before federal income taxes	6,202	3,765
Provision for federal income taxes	—	—
Net income	$6,202	$3,765

General partner’s interest in net income	$124	$75
Limited partners’ interest:
Net income	$6,078	$3,690
Net income per unit – basic and diluted	$0.20	$0.12
Cash distribution declared per unit	$0.375	$0.375

Weighted average units outstanding - basic and diluted	30,004,500	30,002,250

See notes to consolidated financial statements.

OSG AMERICA L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS

(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash Flows from Operating Activities:
Net income	$6,202	$3,765
Items included in net income not affecting cash flows:
Depreciation and amortization	12,594	13,021
Decrease in undistributed earnings of affiliated companies, net of distributions	4,781	5,151
Other — net	631	325
Payments for drydocking	(76)	(9,139)
Changes in operating assets and liabilities:
Decrease in receivables	5,241	6,432
(Increase)/decrease in other assets	(713)	1,402
Increase/(decrease) in accounts payable, accrued expenses and other liabilities	750	(3,807)
Net cash provided by operating activities	29,410	17,150

Cash Flows from Investing Activities:
Expenditures for vessels	(3,125)	(13,012)
Net cash used in investing activities	(3,125)	(13,012)

Cash Flows from Financing Activities:
Net (repayments on)/proceeds from borrowings under revolving credit facility	(10,000)	15,000
Payments on debt and obligations under capital leases	(735)	(2,374)
Cash distributions paid	(11,481)	(5,740)
Payments for initial public offering transaction costs	—	(241)
Payments for deferred financing costs	—	(2)
Changes in advances from affiliates	(2,795)	1,647
Net cash (used in)/provided by financing activities	(25,011)	8,290
Net increase in cash and cash equivalents	1,274	12,428
Cash and cash equivalents at beginning of period	10,529	3,380
Cash and cash equivalents at end of period	$11,803	$15,808

See notes to consolidated financial statements.

OSG AMERICA L.P.

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

DOLLARS AND UNITS IN THOUSANDS

(UNAUDITED)

	Limited Partners					Accumulated Other
	Common Units		Subordinated Units		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Income/(Loss)	Total
Balance at December 31, 2008	15,004	$216,743	15,000	$220,058	$8,982	$(2,837)	$442,946
Net income		3,039		3,039	124		6,202
Effect of derivative instruments						105	105
Comprehensive income							6,307
Amortization of restricted units awards		5					5
Distributions to members		(5,627)		(5,625)	(229)		(11,481)

Balance at March 31, 2009	15,004	$214,160	15,000	$217,472	$8,877	$(2,732)	$437,777

Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697
Net income		1,845		1,845	75		3,765
Effect of derivative instruments							—
Comprehensive income							3,765
Costs associated with issuance of units pursuant to initial public offering		(241)					(241)
Amortization of restricted units awards		4					4
Distributions to members		(2,813)		(2,812)	(115)		(5,740)

Balance at March 31, 2008	15,002	$262,163	15,000	$265,486	$10,836	$—	$538,485

See notes to consolidated financial statements.

Notes to Consolidated and Financial Statements

NOTE A—ORGANIZATION:

On May 14, 2007, Overseas Shipholding Group, Inc. (“OSG) formed OSG America L.P. a Delaware Limited Partnership (the “Partnership”) to acquire from OSG a fleet of 18 vessels (ten product carriers, seven ATBs, and one conventional tug-barge unit) and to accept the assignment from OSG of the bareboat charter-in agreements for six product carriers being constructed by Aker Philadelphia Shipyard, Inc. On November 15, 2007, the Partnership completed its initial public offering of 7,500,000 common units representing a 24.5% limited partner interest in the Partnership and, in connection therewith, issued to OSG 7,500,000 common units and 15,000,000 subordinated units, representing a 73.5% limited partner interest in the Partnership. The Partnership’s general partner, OSG America LLC (the “General Partner”), which is a wholly-owned indirect subsidiary of OSG, received a 2% general partner interest.

OSG, through its wholly-owned subsidiary OSG Ship Management Inc., (“OSGM”) provides commercial, technical, and administrative services to the Partnership in accordance with related agreements.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Description of Business.  OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 22 vessels in the operating fleet as of March 31, 2009, 20 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America L.P. has determined that it operates in one reportable segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

The consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.

Vessels, deferred drydocking expenditures and other property. Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate $300 per lightweight ton.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $726,000, or $0.02 per common unit, in the quarter ended March 31, 2009.

NOTE C —NET INCOME PER LIMITED PARTNER AND GENERAL PARTNER UNIT:

The Partnership adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-4, “Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships” (“EITF no. 07-4”) effective January 1, 2009.  As required by EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”), the general partner’s interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, a contractually defined term that generally means all cash on hand at the end of each quarter after provisions for certain cash requirements.

The general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.43125 per unit.  For purposes of EITF 03-6, the Partnership must calculate the general partner’s share of net income under the assumption that such net income was distributable.  Since net income did not exceed $0.43125 per unit for the three months ended March 31, 2009 or 2008, the Partnership did not use any increased percentages in calculating the general partner’s interest in net income.  The formula for distributing available cash as defined in the partnership agreement follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.37500	98%	2%
First Target Distribution	up to $0.43125	98%	2%
Second Target Distribution	above $0.43125 up to $0.46875	85%	15%
Third Target Distribution	above $0.46875 up to $0.56250	75%	25%
Thereafter	above $0.56250	50%	50%

The calculation of net income per limited partner unit follows:

	Three Months Ended March 31,
In thousands, except units and per unit amounts	2009	2008
Net income	$6,202	$3,765
Less distributions earned:
Distributed earnings to general partner (2%)	(230)	(230)
Distributed earnings to limited partners (98%)	(11,251)	(11,250)
Total distributed earnings	(11,481)	(11,480)
Undistributed (overdistributed) earnings	$(5,279)	$(7,715)

Limited partners’ basic and diluted earnings per unit:
Distributed earnings per unit	$0.37 (1)	$0.37 (1)
Undistributed/(overdistributed) earnings per unit	$(0.17) (2)	$(0.25) (2)
Net income per limited per unit	$0.20	$0.12

Weighted average units outstanding – basic and diluted	30,004,500	30,002,250

(1)   Equal to the total distributed earnings (98%) to limited partners divided by the weighted average number of limited partner interests outstanding for the period.

(2)   Equal to the limited partners’ share (98%) of overdistributed earnings divided by the weighted average number of limited partner interest outstanding for the period.

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

A condensed summary of the results of operations of ATC follows:

	Three Months Ended March 31,
In thousands	2009	2008
Time charter equivalent revenues	$33,042	$33,644
Ship operating expenses	(31,541)	(32,062)
	$1,501	$1,582

NOTE E — DERIVATIVES AND FAIR VALUE DISCLOSURES:

Interest Rate Risk

 The Partnership uses interest rate swaps for the management of interest rate risk exposure.  The interest rate swaps effectively convert a portion of the Partnership’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges.  The Partnership is a party to floating-to-fixed interest rate swaps with two major financial institutions covering notional amounts aggregating $30,000,000 at March 31, 2009 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on three-month London interbank offered rate (“LIBOR”) (approximately 1.2% as of March 31, 2009). These agreements contain no leverage features and mature in 2012.

Tabular disclosure of derivatives location

Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of setoff exists.  The following tables present information with respect to the fair values of derivatives reflected in the balance sheet on a gross basis.  The tables also present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the balance sheet, as a component of accumulated other comprehensive income/(loss).

Fair Values of Derivative Instruments Designated as Hedging Instruments under FAS 133:

	Liability Derivatives
In thousands at March 31, 2009	Balance Sheet Location	Amount of Loss
Interest rate swaps:
Current portion	Accounts payable, accrued expenses and other current liabilities	$736
Long-term portion	Other liabilities	1,996

Total derivatives designated as hedging instruments under FAS 133		$2,732

NOTE E — DERIVATIVES AND FAIR VALUE DISCLOSURES (continued):

The effect of cash flow hedging relationships on the balance sheet as of March 31, 2009 and the statement of operations for the three months ended March 31, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Income
In thousands		Location	Amount

Interest rate swaps	$(2,732)	Interest expense	$(218)
Total	$(2,732)		$(218)

Fair Value Hierarchy

The following table presents the fair values for liabilities measured on a recurring basis as of March 31, 2009:

In thousands Description	Fair Value	Level 2: Significant other observable inputs
Liabilities:
Interest rate swaps	$2,732	$2,732

NOTE F—ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

In thousands	As of March 31, 2009	As of December 31, 2008
Trade payables	$1,777	$2,430
Fuel accruals	416	1,983
Deferred revenues	8,083	6,983
Insurance premiums	1,687	2,796
Payroll and benefits	3,124	869
Customs and duty	2,851	3,048
Interest expense	332	327
Other	1,351	846
	$19,621	$19,282

NOTE G—ADVANCES FROM AFFILIATED COMPANIES:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s administrative agreement with OSGM and are non-interest bearing.  These advances are repaid monthly.

NOTE H—LONG-TERM DEBT:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000, five-year, non-amortizing, Senior Secured Revolving Credit Facility with a group of banks (the “Lenders”). The facility may be extended by 24 months subject to approval of the Lenders.  Borrowings under this facility bear interest at a rate equal to LIBOR plus a margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).  As of March 31, 2009, $35,000,000 was outstanding under the facility at a weighted average interest rate of 4.59%, taking into account related interest rate swaps. The Partnership has $165,000,000 available under this facility at March 31, 2009.

Borrowings under the Senior Secured Revolving Credit Facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The Senior Secured Revolving Credit Facility prevents the Partnership from declaring or making distributions if any event of default, as defined, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility requires the Partnership to adhere to certain financial covenants.  The Partnership was in compliance with all of the financial covenants contained in our debt agreements as of March 31, 2009.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility.

At March 31, 2009, all but one of the Partnership’s vessels were pledged as collateral under either the Senior Secured Revolving Credit Facility or various fixed-rate, amortizing, secured term loans maturing through 2014.

Interest paid, excluding capitalized interest, for the three months ended March 31, 2009 and 2008 amounted to $1,163,000 and $1,156,000, respectively.

NOTE I—TAXES:

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

NOTE J — LEASES:

Charters-in:

As of March 31, 2009, the Partnership had commitments to bareboat charter in eight vessels from subsidiaries of American Shipping Company (“AMSC”) and to bareboat charter in one vessel from OSG, all of which are accounted for as operating leases or will be once the vessels are delivered.

The future minimum commitments under the bareboat charters in are as follows:

Dollars in thousands	As of March 31, 2009
2009	$40,353
2010	60,509
2011	64,331
2012	64,306
2013	64,225
Thereafter	88,094
Total	$381,818

NOTE J — LEASES (continued):

Future minimum commitments under the bareboat charter in from OSG are as follows:

Dollars in thousands	As of March 31, 2009
2009	$3,128
Total	$3,128

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard, Inc. (“APSI”). The order was increased to 12 ships in October 2007. The bareboat charter agreements for eight such vessels were assigned to the Partnership at the time of its IPO. Following construction, APSI will sell the vessels to leasing subsidiaries of AMSC, which will charter eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The bareboat charters provide for profit sharing with AMSC. Six of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008
Overseas Boston	February 2009

The remaining two vessels are scheduled to be delivered by APSI in June 2009 and June 2010. The bareboat charters will commence upon delivery of the vessels.

In February 2009, AMSC and OSG signed a nonbinding agreement in principle (“Nonbinding Agreement”) to provide for a global settlement of a number of outstanding issues between them, including, among other things, settlement of the arbitration.  Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions.  The Nonbinding Agreement contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that the Partnership, OSG and AMSC will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters are as follows:

Dollars in thousands	As of March 2009
2009	$131,544
2010	137,108
2011	108,546
2012	65,080
2013	43,987
Thereafter	24,393
Total	$510,658

NOTE J — LEASES (continued):

The future minimum revenues expected to be received on time charters out to OSG are as follows:

Dollars in thousands	As of March 31, 2009
2009	$27,020
Total	$27,020

Revenues from time charters are not received when vessels are off-hire, which includes time required for normal periodic maintenance. In arriving at the minimum future charter revenues, an estimate of off-hire has been deducted.

NOTE K — VESSELS:

On March 13, 2009, the Partnership canceled the contract with Bender Shipbuilding & Repair Co., Inc., for the construction of two 8,000 horsepower tug boats to be named OSG Courageous and OSG Endurance because of repeated delivery delays, Bender’s request for substantial price increases to complete construction, and the Partnership’s concern about Bender’s financial viability.

By the terms of the termination agreement, the Partnership received title to the tugs. The Partnership has agreed to pay Bender for the costs associated with positioning the tugs for transportation to an alternative shipyard.  In addition, the Partnership has agreed to pay certain vendors for work already performed and to assume certain specified obligations related to material ordered to complete the units. No agreement yet exists with an alternative yard. The tugs will not be ready to be moved until the second half of May. The Partnership estimates that the future cost to complete the units is approximately $28,000,000.

NOTE L — IMPAIRMENT OF VESSEL:

During the third quarter of 2008, the Partnership decided to forego the scheduled drydocking of one of the older product carriers, which was a requirement for her to continue operating.  The vessel ceased operations and was placed in lay-up during the fourth quarter of 2008.  Accordingly, the Partnership recorded a charge of $19,319,000 in the third quarter of 2008 and $1,783,000 in the fourth quarter of 2008 to write down the vessel’s carrying amount to her estimated net fair value as of December 31, 2008. This vessel has been classified as held for sale at March 31, 2009 and December 31, 2008.

NOTE M — RELATED PARTY TRANSACTIONS:

Effective April 1, 2008, the Partnership entered into time charter agreements to charter out five vessels to OSG (two ATBs, the OSG 242/OSG Columbia and the OSG 243/OSG Independence, and three product carriers, the Overseas New Orleans,  the Overseas Philadelphia and Overseas Puget Sound).  All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009.  The charter out of the Overseas Philadelphia to OSG has not started because the then-current charter was extended.

Vessel	Start Date
OSG 242/OSG Columbia	April 1, 2008
Overseas New Orleans	April 1, 2008
OSG 243/OSG Independence	April 24, 2008
Overseas Puget Sound	March 3, 2009
Overseas Philadelphia	N/A

At the time of the agreement, management believed that the fixed daily rates in the charter out agreements were at rates that approximated market rates.

NOTE M — RELATED PARTY TRANSACTIONS (continued):

OSG, as the charterer, has the option, after consultation with the Partnership, to require the Partnership to lay up the vessels at a safe place nominated by OSG, in which case the hire to be paid under this charter is to be adjusted to reflect any net increases in expenditure reasonably incurred or any net saving realized by the Partnership as a result of such lay up.  OSG may exercise this option any number of times during the charter period.  In March 2009, OSG exercised its right to request that the Partnership lay up the Overseas Puget Sound.

Effective April 1, 2008, the Partnership entered into time charter agreements with OSG for the charter in at fixed daily rates of the M300/Liberty and the OSG 400/OSG Constitution, two ATBs working in the Delaware Bay lightering business.  Simultaneously, OSG assigned the Contracts of Affreightment on these two ATBs to the Partnership.  On October 10, 2008, the Partnership converted the time charter in agreement with OSG on the OSG 400/OSG Constitution to a bareboat charter in agreement. The bareboat charter commenced with the completion of the OSG Constitution’s shipyard period on November 22, 2008. The term of the bareboat charter ends December 31, 2009. In December 2008, the M300/Liberty’s time charter agreement with OSG ended.

NOTE N — SEVERANCE AND RELOCATION COSTS:

During the quarter ended March 31, 2009, OSGM entered into agreements in connection with the termination of certain Tampa-based employees dedicated to providing commercial, technical, and administrative services to the Partnership, including one of its senior officers. The agreements provide for payments aggregating approximately $1,500,000 to be made in accordance with OSG’s amended and restated Severance Protection Plan, which was effective January 1, 2009.  The Partnership recognized the expense in the first quarter of 2009.

In addition, OSGM recognized approximately $500,000 of relocation expense related to certain employees who have agreed as of March 31, 2009 to move to the Tampa, Florida office.

NOTE O — SUBSEQUENT EVENTS:

On April 27, 2009, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unitholders in the amount of $0.375 per unit for the three months ended March 31, 2009.  The distribution of approximately $11,500,000 will be paid on May 15, 2009 to unitholders of record on May 8, 2009.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. We were formed in May 2007 by Overseas Shipholding Group, Inc. (OSG) a market leader in providing global energy transportation services, to acquire a fleet of U.S. Flag vessels from OSG.

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels, as well as a 37.5% ownership interest in Alaska Tanker Company, LLC, (“ATC”) a joint venture that transports crude oil from Alaska to the continental United States using a fleet of four modern crude-oil tankers. In exchange for its contribution, OSG received common and subordinated units representing a 73.5% interest in us.  Through an open-market purchase of units by OSG in 2008, that percentage increased.  As of March 31, 2009, OSG owned a 77.1% interest in us, including a 2% interest through our general partner, which OSG wholly owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Twenty of the twenty-two vessels in our operating fleet at March 31, 2009 are operated in the U.S. coastwise trade in accordance with the Jones Act.

In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act product carriers from subsidiaries of American Shipping Company (“AMSC”). In February 2007, OSG agreed in principle to charter up to six additional Jones Act product carriers from AMSC, which eventually resulted in OSG concluding agreements to charter two vessels. The charters on eight of these twelve vessels have been assigned to us by OSG, and we have options to acquire from OSG the charters on the remaining four vessels. We have committed to charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Six of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008
Overseas Boston	February 2009

The remaining two vessels that we have committed to bareboat charter in are scheduled to be delivered from the shipyard in June 2009 and June 2010.

We have options to purchase from OSG up to two ATBs currently under construction, which we estimate will be delivered by the yard to OSG in November 2009 and June 2010. We also have options to acquire from OSG the right to bareboat charter in four of the remaining vessels from AMSC, which are to be completed by Aker Philadelphia Shipyard Inc., between late 2009 and early 2011.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under our senior secured revolving credit facility.

In February 2009, AMSC and OSG signed a nonbinding agreement in principle (“Nonbinding Agreement”) to provide for a global settlement of a number of outstanding issues between them, including, among other things, settlement of the arbitration described herein.  Implementation of the Nonbinding Agreement is subject to negotiation and signing of definitive agreements and certain other conditions.  The Nonbinding Agreement contains a number of provisions materially altering the prior agreements between the parties. No assurance can be given that we, OSG and AMSC will enter into definitive agreements and satisfy the required conditions to implement the Nonbinding Agreement.

Update on Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments and opinions of management. For a description of all of our material accounting policies, see Note B to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the third quarter of 2008, we decided to forego the scheduled drydocking of one of our older product carriers, which is a requirement for her to continue operating.  The vessel ceased operations and was placed in lay up during the fourth quarter of 2008. Accordingly, we recorded impairment charges aggregating $21.1 million to write down the carrying amount of this vessel to her estimated net fair value as of December 31, 2008. We have classified this vessel as held for sale at March 31, 2009 and December 31, 2008.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels were determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $0.7 million in the quarter ended March 31, 2009.

Industry Overview

The table below shows the daily TCE rates that prevailed in markets in which our vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates. AR is a list of freight rates for specific voyage itineraries for a standard size vessel, as defined.  The conversion of AR rates to the following TCE rates required us to make certain assumptions as to brokerage commissions, port time, port costs, speed and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by us in the period indicated because of the actual length of voyages, waiting time between voyages, and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates for Jones Act Product Carriers and Articulated Tug/Barges (ATBs)
	Three Months Ended March 31,
	2009	2008
45,000 dwt Product Carriers	$46,600	$51,000
30,000 dwt ATBs	$30,500	$31,500

Spot-market TCE rates for Jones Act Product Carriers averaged $46,600 per day during the first quarter of 2009, down approximately 9% from both the first and fourth quarters of 2008.  Rates for ATBs averaged $30,500 per day during the first quarter of 2009, down 3% from both the first and fourth quarters of 2008.

In response to weaker demand for refined petroleum products, U.S. Gulf Coast refinery utilization rates fell to 81.4% in the first quarter of 2009 from 83.7% during the first quarter of 2008.  This development limited the quantity of products available for seaborne movements from the Gulf Coast region and resulted in an increase in waiting time, adversely impacting Product Carrier rates.

The Delaware Bay lightering business transported an average of 194,000 barrels per day during the first quarter of 2009, which was approximately 27% below both the first quarter and fourth quarter levels of 2008.  The lower lightering volumes reflected the planned maintenance at Valero’s Delaware City refinery and reduced refinery runs at other East Coast refineries.

Two new vessels, including our newly built tanker, the Overseas Boston, were delivered during the first quarter of 2009, and three tankers were eliminated, including our tanker, the Overseas Integrity. As of March 31, 2009, the total Jones Act Product Carrier fleet of ATBs and ITBs tankers in the 160,000 to 420,000 barrel size range, consisted of 64 vessels, or 2.84 million dwt.  The Jones Act Product Carrier orderbook at March 31, 2009 consisted of 24 tankers and barges totaling 1.0 million dwt, which are scheduled for delivery between 2009 and 2013. These additions will be partially offset by 13 tanker deletions totaling 784 thousand dwt between 2011 and 2014 as required by OPA 90 regulations.

Freight rates remain highly sensitive to severe weather and geopolitical events.  Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

	Three Months Ended March 31,
In thousands	2009	2008
TCE Revenues	$67,460	$52,393
Voyage Expenses	6,648	10,639
Shipping Revenues	$74,108	$63,032

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenue Days:
Jones Act ATBs	791	595
Jones Act Product Carriers	928	808
Non-Jones Act Product Carriers	180	145
	1,899	1,548

Average Daily TCE Rates:
Jones Act ATBs	$31,118	$32,235
Jones Act Product Carriers	$39,406	$34,411
Non-Jones Act Product Carriers	$34,872	$37,303

Effective April 1, 2008, we entered into time charter agreements with OSG for the charter in of the M300/Liberty and the OSG 400/OSG Constitution, two ATBs working in the Delaware Bay lightering business, at fixed daily rates.  Simultaneously, OSG assigned the contracts of affreightment on these two ATBs to us.  On October 10, 2008, we converted the time-charter in agreement with OSG on the OSG 400/OSGConstitution to a bareboat charter-in agreement. The bareboat charter commenced with the completion of the OSG Constitution’s shipyard period on November 22, 2008. The term of the bareboat charter ends December 31, 2009.  In December 2008, the M300/Liberty’s time charter agreement with OSG ended.

TCE revenues increased $15.1 million, or 29%, from $52.4 million for the three months ended March 31, 2008 to $67.5 million for the three months ended March 31, 2009. The increase in TCE revenues resulted primarily from a net increase of 351 revenue days in the three months ended March 31, 2009 compared with the same period in 2008. These additional days were attributable to the delivery of the Overseas New York, Overseas Texas City and the Overseas Boston in April 2008, September 2008, and February 2009, respectively, which added 213 revenue days in the first quarter of 2009 compared with the same quarter in 2008.  The OSG 243 re-entered service on April 24, 2008 after completing her double hull conversion,  adding 90 revenue days in the three months ended March 31, 2009.  The addition of the OSG 400/OSG Constitution charter contract, added 79 revenue days to the three months ended March 31, 2009 compared with the same period in 2008.  Partially offsetting these increases was the Overseas Integrity, which ceased operating in the forth quarter of 2008 resulting in a decrease of 91 revenue days for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Operating Days:
Jones Act ATBs	810	728
Jones Act Product Carriers	941	819
Non-Jones Act Product Carriers	180	182
	1,931	1,729

Average Daily Vessel Expenses:
Jones Act ATBs	$9,704	$7,610
Jones Act Product Carriers	$18,206	$17,270
Non-Jones Act Product Carriers	$8,067	$15,110

Vessel expenses increased $4.0 million, or 18%, from $22.4 million for the three months ended March 31, 2008 to $26.4 million for the three months ended March 31, 2009.  The increase in vessel expenses resulted primarily from a net increase of 202 operating days in the three months ended March 31, 2009 compared with the same period in 2008. These additional days were attributable to the delivery of the Overseas New York, Overseas Texas City, and the Overseas Boston, which added 220 operating days and $3.7 million in 2009 compared with the same period in 2008, and the operation of the OSG 400/OSG Constitution, which added 90 days.  Expense increases were  partially offset by the Overseas Integrity, which ceased operations during the fourth quarter of 2008.

Non-Jones Act Product Carriers vessel expenses for the three months ended March 31, 2009 decreased compared with the same 2008 period as a result of a retroactive increase in the subsidy received under the MSP program, lower crew costs and stores and spares expenses and the reversal of a reserve for a custome duty that is no longer required.

Charter Hire Expenses

Charter hire expenses increased $6.9 million from $6.7 million for the three months ended March 31, 2008 to $13.6 million for the three months ended March 31, 2009.  Deliveries of the Overseas New York, Overseas Texas City and the Overseas Boston resulted in additional charter hire expense in the three months ended March 31, 2009.  In addition, we recognized $0.9 million of charter hire expense in the three months ended March 31, 2009 as a result of chartering in the OSG 400/OSG Constitution from OSG.

Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 3%, from $13.0 million for the three months ended March 31, 2008 to $12.6 million for the three months ended March 31, 2009.  The decrease was primarily due to the extension of the useful lives of our single hull tankers to match their OPA retirement dates in the second quarter of 2008, partially offset by increased amortization of costs incurred on the eight vessels that completed drydockings in 2008.

General and Administrative Expenses and Severance and Relocation Costs

General and administrative expenses excluding severance and relocation expenses, was $5.9 million for the three months ended March 31, 2009,  unchanged from the three months ended March 31, 2008.  During the quarter ended March 31, 2009, OSGM restructured, terminating certain employees, including one of its senior officers and relocating others. The Partnership recorded accruals aggregating $1.5 million for payments to be made in accordance with OSG’s Severance Protection Plan, and approximately $0.5 million for relocation expenses related to certain employees who have agreed as of March 31, 2009 to move to the Tampa, Florida office.

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

Interest Expense

Interest expense of $1.25 million for the three months ended March 31, 2009 decreased $0.01 million compared with the three months ended March 31, 2008.  Interest  capitalized in connection with vessel construction totaled $0.1 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.  In June 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility resulting in lower interest expense in the three months ended March 31, 2009 compared with the same period in 2008.

EBITDA

EBITDA represents net income plus interest expense, provision for income taxes, and depreciation and amortization expense. EBITDA is presented to provide investors with meaningful additional information that management uses to monitor ongoing operating results and evaluate trends over comparative periods.

EBITDA assists management and investors by increasing the comparability of our fundamental performance from period to period and against the fundamental performance of other companies in our industry that provide EBITDA information. This increased comparability is achieved by excluding the potentially disparate effects between periods or companies of interest expense, taxes, depreciation or amortization, which items may significantly affect net income between periods and are affected by various and possibly changing financing methods, capital structure and historical cost basis. We believe that including EBITDA as a financial and operating measure benefits investors in (a) selecting between investing in us and other investment alternatives and (b) monitoring our ongoing financial and operational strength and health in assessing whether to continue to hold common units.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

	Three Months Ended March 31,
In thousands	2009	2008
Net income	$6,202	$3,765
Interest expense	1,251	1,264
Depreciation and amortization	12,594	13,021
EBITDA	$20,047	$18,050

The following table reconciles net cash provided by operating activities, as reflected in our statements of cash flows, to EBITDA:

	Three Months Ended March 31,
In thousands	2009	2008
Net cash provided by operating activities	$29,410	$17,150
Payments for drydocking	76	9,139
Interest expense	1,251	1,264
Undistributed earnings from affiliated companies	(4,781)	(5,151)
Changes in operating assets and liabilities	(5,278)	(4,027)
Other	(631)	(325)
EBITDA	$20,047	$18,050

Liquidity and Sources of Capital

Working capital at March 31, 2009 was (0.1) million compared with $5.3 million at December 31, 2008. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, payments of interest and principal under our senior secured revolving credit facility and secured term loans. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

The amount of available cash we need to pay the minimum quarterly distributions for four quarters on our common units, subordinated units and general partner interest is $45.9 million. There is no guarantee that we will pay the minimum quarterly distribution on our common and subordinated units in any quarter and we will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under our Senior Secured Revolving Credit Facility.

We were in compliance with all of the financial covenants contained in our debt agreements as of March 31, 2009.  The Senior Secured Revolving Credit Facility will prevent us from declaring or making distributions if any event of default, as defined in the Senior Secured Revolving Credit agreement, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

We anticipate that our primary sources of funds for our short-term liquidity needs will be cash flows from operations. We believe that cash flows from operations and bank borrowings from our Senior Secured Revolving Credit Facility referred to below will be sufficient to meet our existing short-term liquidity needs for the next 12 months.

In November 2007, we entered into a $200 million five-year Senior Secured Revolving Credit Facility.  Borrowings under this facility bear interest at a rate based on LIBOR. The facility may be extended by 24 months subject to approval by lenders. As of March 31, 2009, $35.0 million was outstanding under the facility.

Cash Flows

Operating  cash flows.  Net cash flow provided by operating activities was $29.4 million and $17.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $12.3 million was primarily attributable to higher operating earnings, a decrease in payments for drydocking, and the increase in net operating assets and liabilities compared with the same period in 2008.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows.  Net cash used in investing activities was $3.1 million and $13.0 million for the three months ended March 31, 2009 and 2008, respectively. Investing activities for the three months ended March 31, 2009 primarily related to start-up costs associated with the AMSC tankers.  Investing activities for the same period in 2008 related primarily to the double hulling of one barge (OSG 243) and progress payments for the two new tugs under construction.

Financing cash flows. Net cash used in financing activities was $25.0 million for the three months ended March 31, 2009 compared with cash provided by financing activities of $8.3 million for the three months ended March 31, 2008.  During the three months ended March 31, 2009, we repaid $10.0 million that had been borrowed under the Senior Secured Revolving Credit Facility compared with borrowing $15.0 million under this facility in the same period of 2008.  Repayments of debt represent regularly scheduled installments under secured term loans, and in 2008, capital lease obligations.  Distributions to unitholders during the three months ended March 31, 2009 and 2008 were $11.5 million and $5.7 million, respectively, with the amount paid in the first quarter of 2008 being for the partial period from the date of our IPO (November 15, 2007) until December 31, 2007.

Ongoing Capital Expenditures

Marine transportation of crude oil and refined petroleum products is a capital-intensive business, which requires significant investment to maintain an efficient fleet and stay in regulatory compliance.

Over the next three years, we estimate that we will spend an average of approximately $10 to $20 million per year for drydocking and classification society surveys. We drydock our vessels twice in every five-year period and, as our fleet matures and expands, our drydocking expenses will likely increase. Ongoing costs for compliance with environmental regulations are primarily included as part of our drydocking and classification society survey costs or are a component of our operating expenses. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Periodically, we also incur expenditures to acquire or construct additional product carriers and barges and/or to upgrade vessels in order to comply with statutory regulations. We are not aware of any regulatory changes or environmental liabilities that will have a material impact on our current or future operations.

We believe that our cash flow from charters out will be sufficient to cover the interest and principal payments under our debt agreements, amounts due under the administrative services and management agreements, other general and administrative expenses and other working capital requirements for the short and medium term. To the extent we pursue other vessel acquisitions, we expect to finance any such commitments from existing long-term credit facilities and additional long-term debt as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which we can charter out our vessels. Such charter rates are volatile.

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

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of March 31, 2009 follows:

In thousands	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Long-term debt (1)	$5,409	$7,136	$7,136	$42,007	$18,574	$16,465	$96,727
Operating lease obligations (chartered-in vessels) (2)	40,353	60,509	64,331	64,306	64,225	88,094	381,818
Operating lease obligations with OSG (chartered-in vessels) (3)	3,128	—	—	—	—	—	3,128
Construction installments (4)	19,000	9,000	—	—	—	—	28,000
Total	$67,890	$76,645	$71,467	$106,313	$82,799	$104,559	$509,673

(1)          Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt of $35,000,000 as of March 31, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps, where applicable, or the three month LIBOR rate at March 31, 2009 of 1.2%.  We are party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $30,000,000 at March 31, 2009 that effectively convert our interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.35%.

(2)          As of March 31, 2009, we had charter-in commitments for eight vessels on leases that are accounted for as operating leases, or will be once the vessels are delivered,  These leases provide us with various renewal options.

(3)          Represents charter-in commitment for one vessel on charter from OSG.

(4)          Represents the estimated cost to complete the construction of two 8,000 horsepower tug boats previously under construction at Bender Shipbuilding & Repair for which the contract was terminated March 13, 2009.

The Partnership has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rated based on management’s interest-rate outlook at various times.  These agreements contain no leverage features and mature in 2012.

Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC, entered into a $200 million Senior Secured Revolving Credit Facility.  As of March 31, 2009, $35.0 million was outstanding under the facility, at a weighted average interest rate of 4.59% taking into account $30 million of related interest rate swaps.  The amount available under this facility at March 31, 2009 was $165.0 million.

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

Borrowings under the Senior Secured Revolving Credit Facility are secured by first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership.

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

ITEM 3.          QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through our unhedged floating-rate borrowings.  Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt.  From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates.  The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. We use such derivative financial instruments as risk management tools and not for speculative or trading purposes.  As of March 31, 2009, interest rate swaps effectively convert our interest rate exposure on $30.0 million from a floating rated based on LIBOR to a fixed rate of 4.35%.

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

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

Available Information

The Partnership makes available free of charge through our website (www.osgamerica.com), our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as soon as reasonably practicable after those reports and other information are electronically filed with or furnished to the Securities and Exchange Commission.

The Partnership also makes available on our website, our corporate governance guidelines, our code of business conduct, and charters of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board of Directors.

ITEM 4.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Partnership’s management, including the CEO and CFO, concluded that the Partnership’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports the Partnership files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Partnership’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  There have been no material changes in the Partnership’s internal controls or in other factors that could materially affect these controls during the period covered by this Quarterly Report.

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

ITEM 1A.       RISK FACTORS

There have been no material changes in the Partnership’s risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, other than to the risk factors shown below:

Bender Shipbuilding & Repair Col., Inc.’s (“Bender”) inability to deliver and incurrence of cost overruns in constructing new vessels has adversely affected us and OSG..

In March 2009, we, OSG and Bender terminated the construction agreements pursuant to which Bender was building six ATBs and two tugs for the Company.  These agreements were terminated because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition.  We and OSG intend to complete two of the six ATBs and two tugs at alternative yards.

Weakening Market Conditions and Other Factors May Have an Effect on the Partnership’s Current Cash Distribution Policy

U.S. oil demand in the first quarter of 2009 decreased approximately 6% compared with the first quarter of 2008, resulting in less seaborne movements of products and increased waiting time for cargoes, adversely affecting spot rates.  As a result of the weakening market conditions, challenging credit markets that may hinder the Partnership’s ability to exercise options granted to the Partnership to acquire newbuildings and increased costs from any settlement with American Shipping Company ASA (formerly named Aker American Shipping ASA) that raise pressure to take steps to preserve capital, the Board of Directors of the general partner of the Partnership will carefully monitor all of these factors over the course of the year and consider their effect, if any, on the Partnership’s current cash distribution policy

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.          EXHIBITS

See Exhibit Index on page 29.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the consolidated balance sheet of OSG America L.P. as of March 31, 2009 and the related consolidated statements of operations, the consolidated statements of cash flows and the consolidated statements of changes in partners’ capital for the three-month periods ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Partnership’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of OSG America L.P as of December 31, 2008, and the related consolidated statements of operations, cash flows and changes in partners’ capital for the year then ended not presented herein, and in our report dated March 4, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

May 11, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date:	May 11, 2009	/s/ Myles R. Itkin
Myles R. Itkin
President and Chief Executive Officer

Date:	May 11, 2009	/s/ Henry P. Flinter
Henry P. Flinter
Chief Financial Officer

EXHIBIT INDEX

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.