Form 10-Q
period 2009-06-30
OSG America L.P.
filed 2009-08-10
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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
Yes   ☐       No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common units outstanding as of August 6, 2009 –  15,004,500.
Subordinated units outstanding as of August 6, 2009 –  15,000,000.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OSG AMERICA L.P.
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,339	$10,529
Voyage receivables, including unbilled of $4,968 and $6,186	12,960	18,900
Other receivables	4,010	4,129
Inventory	2,192	1,855
Prepaid expenses and other current assets	5,967	4,770
Total current assets	38,468	40,183

Vessels, less accumulated depreciation of $101,305 and $85,819	397,709	404,462
Vessel held for sale	—	1,310
Deferred drydock expenditures, net	18,914	26,536
Investment in Alaska Tanker Company, LLC	1,175	5,382
Intangible assets, less accumulated amortization of $11,883 and $9,583	80,117	82,417
Other assets	18,901	14,271
Total assets	$555,284	$574,561

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$28,203	$19,282
Advances from affiliated companies	11,592	12,586
Current portion of debt	3,098	3,007
Total current liabilities	42,893	34,875

Long-term debt, less current portion	72,174	88,746
Other non-current liabilities	8,356	7,994
Total liabilities	123,423	131,615

Partners’ Capital	431,861	442,946
Total liabilities and partners’ capital	$555,284	$574,561

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Shipping Revenues:
Time and bareboat charter revenues (including $8,382 and $4,570, respectively, from OSG for the three months ended June 30, 2009 and 2008, and $17,268 and $4,570, respectively, from OSG for the six months ended June 30, 2009 and 2008)	$45,679	$36,592	$90,846	$69,098
Voyage charter revenues	23,778	35,636	52,719	66,162
	69,457	72,228	143,565	135,260
Operating Expenses:
Voyage expenses	5,249	12,298	11,897	22,938
Vessel expenses	24,294	23,534	50,738	45,968
Charter hire expenses (including $1,178 and $2,929, respectively, to OSG for the three months ended June 30, 2009 and 2008, and $2,082 and $2,939, respectively, to OSG for the six months ended June 30, 2009 and 2008)	15,556	12,169	29,171	18,845
Depreciation and amortization	13,026	13,679	25,620	26,700
General and administrative allocated from OSGM	5,332	5,119	11,241	11,005
Severance and relocation costs	74	—	2,100	—
Loss on sale of vessel	698	—	698	—
Total operating expenses	64,229	66,799	131,465	125,456
Income from vessel operations	5,228	5,429	12,100	9,804
Equity in income of affiliated companies	573	1,030	1,138	1,623
Operating income	5,801	6,459	13,238	11,427
Other (expense)/income	(13)	60	3	121
	5,788	6,519	13,241	11,548
Interest expense	1,122	1,594	2,373	2,858
Net income	$4,666	$4,925	$10,868	$8,690

General partner’s interest in net income	$94	$99	$218	$174
Limited partners’ interest:
Net income	$4,572	$4,826	$10,650	$8,516
Net income per unit – basic and diluted	$0.16	$0.16	$0.36	$0.28
Cash distribution declared per unit	$0.375	$0.375	$0.750	$0.750

Weighted average units outstanding - basic and diluted	30,004,500	30,002,250	30,004,500	30,002,250

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows from Operating Activities:
Net income	$10,868	$8,690
Items included in net income not affecting cash flows:
Depreciation and amortization	25,620	26,700
Decrease in undistributed earnings of affiliated companies, net of distributions	4,207	4,121
Other – net	1,400	785
Loss on sale of vessel	698	—
Payments for drydocking	(213)	(17,082)
Changes in operating assets and liabilities:
Decrease in receivables	6,059	8,173
Increase in other assets	(1,548)	(944)
Increase in accounts payable, accrued expenses and other liabilities	10,283	959
Net cash provided by operating activities	57,374	31,402

Cash Flows from Investing Activities:
Expenditures for vessels	(14,752)	(32,329)
Proceeds from sale of vessel	626	—
Net cash used in investing activities	(14,126)	(32,329)

Cash Flows from Financing Activities:
Net (repayments on)/proceeds from borrowings under revolving credit facility	(15,000)	59,000
Payments on debt and obligations under capital leases	(1,481)	(31,617)
Cash distributions paid	(22,963)	(17,221)
Payments for initial public offering transaction costs	—	(241)
Payments for deferred financing costs	—	(143)
Change in advances from affiliates	(994)	(2,608)
Net cash (used in)/provided by financing activities	(40,438)	7,170
Net increase in cash and cash equivalents	2,810	6,243
Cash and cash equivalents at beginning of period	10,529	3,380
Cash and cash equivalents at end of period	$13,339	$9,623

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
DOLLARS AND UNITS IN THOUSANDS
(UNAUDITED)

	Limited Partners
	Common Units		Subordinated Units			Accumulated Other
	Units	Amount	Units	Amount	General Partner	Comprehensive Income/(Loss)	Total
Balance at December 31, 2008	15,004	$216,743	15,000	$220,058	$8,982	$(2,837)	$442,946
Net income		5,325		5,325	218		10,868
Effect of derivative instruments						1,000	1,000
Comprehensive income							11,868 *
Amortization of restricted units awards		10					10
Distributions to members		(11,254)		(11,250)	(459)		(22,963)

Balance at June 30, 2009	15,004	$210,824	15,000	$214,133	$8,741	$(1,837)	$431,861

Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697
Net income		4,258		4,258	174		8,690
Effect of derivative instruments						(84)	(84)
Comprehensive income							8,606 *
Costs associated with issuance of units pursuant to initial public offering		(241)					(241)
Amortization of restricted units awards		7					7
Distributions to members		(8,438)		(8,438)	(345)		(17,221)

Balance at June 30, 2008	15,002	$258,954	15,000	$262,273	$10,705	$(84)	$531,848

*  Comprehensive income for the three month periods ended June 30, 2009 and 2008 was $5,561 and $4,841, respectively.

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

 Note B — Summary of Significant Accounting Policies:

Basis of Presentation and Description of Business.  OSG America L.P. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 23 vessels in the operating fleet as of June 30, 2009, 21 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of OSG America L.P. has determined that it operates in one reportable segment. In addition, OSG America L.P. owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

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

The Partnership valuated events and transactions occurring after the balance sheet date and through the day the financial statements were issued.  The date of issuance of the financial statements was August 10, 2009.

Vessels, deferred drydocking expenditures and other property. Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate $300 per lightweight ton.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $700,000, or $0.02 per common unit, for the three months ended June 30, 2009 compared with the three months ended June 30, 2008, and $1,400,000, or $0.04 per common unit, for the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Newly Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board established principles and requirements for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement introduces the concept of when financial statements are considered issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this statement did not have an impact on the Partnership’s consolidated financial statements.

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

The general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.43125 per unit.  For purposes of EITF 03-6, the Partnership must calculate the general partner’s share of net income under the assumption that such net income was distributable.  Since net income did not exceed $0.43125 per unit for the three months ended June 30, 2009 or 2008, the Partnership did not use any increased percentages in calculating the general partner’s interest in net income.  The formula for distributing available cash as defined in the partnership agreement follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.37500	98%	2%
First Target Distribution	up to $0.43125	98%	2%
Second Target Distribution	above $0.43125 up to $0.46875	85%	15%
Third Target Distribution	above $0.46875 up to $0.56250	75%	25%
Thereafter	above $0.56250	50%	50%

The calculation of net income per limited partner unit follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands, except units and per unit amounts	2009		2008		2009		2008
Net income	$4,666		$4,925		$10,868		$8,690
Less distributions earned:
Distributed earnings to general partner (2%)	(229)		(229)		(459)		(459)
Distributed earnings to limited partners (98%)	(11,253)		(11,252)		(22,504)		(22,502)
Total distributed earnings	(11,482)		(11,481)		(22,963)		(22,961)
Overdistributed earnings	$(6,816)		$(6,556)		$(12,095)		$(14,271)

Limited partners’ basic and diluted earnings per unit:
Distributed earnings per unit	$0.38	(1)	$0.38	(1)	$0.75	(1)	$0.75	(1)
Overdistributed earnings per unit	$(0.22	) (2)	$(0.22	) (2)	$(0.39	) (2)	$(0.47	) (2)
Net income per limited partner unit	$0.16		$0.16		$0.36		$0.28

Weighted average units outstanding – basic and diluted	30,004,500		30,002,250		30,004,500		30,002,250

(1)	Equal to the total distributed earnings (98%) to limited partners divided by the weighted average number of limited partner interests outstanding for the period.

(2)	Equal to the limited partners’ share (98%) of overdistributed earnings divided by the weighted average number of limited partner interest outstanding for the period.

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

A condensed summary of the results of operations of ATC follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Time charter equivalent revenues	$33,072	$34,811	$66,113	$68,455
Ship operating expenses	(31,541)	(32,063)	(63,080)	(64,125)
	$1,531	$2,748	$3,033	$4,330

Note E — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures:

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents.  The carrying amounts reported in the consolidated balance sheets for interest-bearing deposits approximate their fair value.

Debt.  The fair values of the Partnership’s debt are estimated using discounted cash flow analyses, based on the rates currently available for debt with similar terms and remaining maturities.

Interest rate swaps.  The fair value of interest rate swaps is the estimated amount that the Partnership would receive or pay to terminate the swaps at the reporting date.

The estimated fair values of the Partnership’s financial instruments at June 30, 2009, other than derivatives, follow:

In thousands	Carrying Amount	Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$13,339	$13,339
Debt	(75,272)	(67,414)

Derivatives and Interest Rate Risk

 The Partnership is exposed to interest rate risk relating to its ongoing business operations.  The Partnership uses interest rate swaps for the management of interest rate risk exposure.  The interest rate swaps effectively convert a portion of the Partnership’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges.  The Partnership is a party to floating-to-fixed interest rate swaps with two major financial institutions covering notional amounts aggregating $30,000,000 at June 30, 2009 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on three-month London interbank offered rate (“LIBOR”) (approximately 0.6% as of June 30, 2009). These agreements contain no leverage features and mature in 2012.

Tabular disclosure of derivatives location

At March 31, 2009, the Partnership changed its presentation of the derivative instruments on the balance sheet to correspond with additional disclosure requirements that became effective in 2009.  Derivatives are recorded in the balance sheet on a net basis by counterparty when a legal right of setoff exists.  The following tables present information with respect to the fair values of derivatives reflected in the balance sheet on a gross basis by transaction.  The tables also present information with respect to gains and losses on derivative positions reflected in the statement of operations or in the balance sheet, as a component of accumulated other comprehensive income/(loss).

Note E — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

Fair Values of Derivative Instruments Designated as Hedging Instruments:

In thousands at June 30, 2009	Liability Derivatives
	Balance Sheet Location	Amount of Loss
Interest rate swaps:
Current portion	Accounts payable, accrued expenses and other current liabilities	$942
Long-term portion	Other liabilities	895

Total derivatives designated as hedging instruments		$1,837

The effect of cash flow hedging relationships on the balance sheet as of June 30, 2009 and the statement of operations for the six months ended June 30, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
In thousands	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss
		Location	Amount

Interest rate swaps	$(1,837)	Interest expense	$(459)
Total	$(1,837)		$(459)

The amount reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2009 related to interest rate swaps was $(241,000).

Fair Value Hierarchy

The following table presents the fair values for liabilities measured on a recurring basis as of June 30, 2009:

In thousands Description	Fair Value	Level 2: Significant other observable inputs
Liabilities:
Interest rate swaps	$1,837	$1,837

Note F—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

In thousands	As of June 30, 2009	As of December 31, 2008
Trade payables	$6,283	$2,430
Fuel accruals	839	1,983
Deferred revenues	12,691	6,983
Insurance premiums	1,001	2,796
Payroll and benefits	2,594	869
Customs and duty	2,407	3,048
Accrued interest expense	309	327
Derivative liabilities	942	—
Other	1,137	846
	$28,203	$19,282

Note G—Advances From Affiliated Companies:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s administrative agreement with OSGM and are non-interest bearing.  These advances are repaid monthly.

Note H—Long-Term Debt:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000, five-year, non-amortizing, Senior Secured Revolving Credit Facility with a group of banks (the “Lenders”). The facility may be extended by 24 months subject to approval of the Lenders.  Borrowings under this facility bear interest at a rate equal to LIBOR plus a margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).  As of June 30, 2009, $30,000,000 was outstanding under the facility at a weighted average interest rate of 5.05%, taking into account related interest rate swaps. The Partnership has $170,000,000 available under this facility at June 30, 2009.

Borrowings under the Senior Secured Revolving Credit Facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The Senior Secured Revolving Credit Facility prevents the Partnership from declaring or making distributions if any event of default, as defined, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility requires the Partnership to adhere to certain financial covenants.  The Partnership was in compliance with all of the financial covenants contained in our debt agreements as of June 30, 2009.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility.

At June 30, 2009, all but one of the Partnership’s vessels were pledged as collateral under either the Senior Secured Revolving Credit Facility or various fixed-rate, amortizing, secured term loans maturing through 2014.  As of June 30, 2009, borrowings outstanding under secured term loans were $45,272,000.

Interest paid, excluding capitalized interest, for the six months ended June 30, 2009 and 2008 amounted to $2,224,000 and $2,629,000, respectively.

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

Note J — Leases:

Charters-in:

As of June 30, 2009, the Partnership had commitments to bareboat charter in eight vessels from subsidiaries of American Shipping Company (“AMSC”) and to bareboat charter in one vessel from OSG, all of which are accounted for as operating leases or will be once the vessels are delivered.

Note J — Leases (continued):

The future minimum commitments under the bareboat charters in are as follows:

Dollars in thousands	As of June 30, 2009
2009	$28,295
2010	60,509
2011	64,331
2012	64,306
2013	64,225
Thereafter	87,898
Total	$369,564

Future minimum commitments under the bareboat charter in from OSG are as follows:

Dollars in thousands	As of June 30, 2009
2009	$2,093
Total	$2,093

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard ASA (“AKPS”). The order was increased to 12 ships in October 2007. The bareboat charter agreements for eight such vessels were assigned to the Partnership at the time of its IPO. Following construction, AKPS sells the vessels to leasing subsidiaries of AMSC, which will charter eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The bareboat charters provide for profit sharing with AMSC. Seven of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008
Overseas Boston	February 2009
Overseas Nikiski	June 2009

The remaining vessel is scheduled to be delivered by AKPS in June 2010. The bareboat charter will commence upon delivery of the vessel.

AMSC, the Partnership and OSG are continuing to negotiate a number of outstanding issues between AMSC, on the one hand, and us and OSG, on the other, including, among other things, settlement of the arbitration proceeding described in our Annual Report on Form 10-K for 2008 under Risk Factors. On February 12, 2009, AMSC and OSG signed a nonbinding agreement in principle, (the “Nonbinding Agreement”) to settle such issues, the implementation of which was subject to negotiation and signing of definitive agreements and certain other conditions which were required to be satisfied on or before April 10, 2009. The parties continued to negotiate after April 10, 2009 to implement the Nonbinding Agreement, but with the passage of time and new developments, the Nonbinding Agreement terminated in accordance with its terms. While the parties continue to seek to resolve their outstanding commercial disagreements, which may involve materially altering the prior agreements between the parties, no assurance can be given that AMSC, the Partnership and OSG, will enter into definitive agreement to resolve such issues.

Note J — Leases (continued):

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters are as follows:

Dollars in thousands	As of June 30, 2009
2009	$88,827
2010	137,108
2011	108,546
2012	64,733
2013	43,987
Thereafter	24,393
Total	$467,594

The future minimum revenues expected to be received on time charters out to OSG are as follows:

Dollars in thousands	As of June 30, 2009
2009	$18,800
Total	$18,800

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

By the terms of the termination agreement, the Partnership received title to the tugs. The Partnership has agreed to pay Bender for the costs associated with positioning the tugs for transportation to an alternative shipyard.  In addition, the Partnership has agreed to pay certain vendors for work already performed and to assume certain specified obligations related to material ordered to complete the units. No agreement yet exists with an alternative yard. The tugs were moved to Tampa in June 2009. The Partnership estimates that the future cost to complete the units is approximately $24,111,000.

Note L — Impairment and Sale of Vessel:

During the third quarter of 2008, the Partnership decided to forego the scheduled drydocking of one of the older product carriers, which was a requirement for her to continue operating.  The vessel ceased operations and was placed in lay-up during the fourth quarter of 2008.  Accordingly, the Partnership recorded a charge of $19,319,000 in the third quarter of 2008 and $1,783,000 in the fourth quarter of 2008 to write down the vessel’s carrying amount to her estimated net fair value as of December 31, 2008. This vessel was classified as held for sale at December 31, 2008.  This vessel was sold in June 2009 resulting in a loss on the sale of $698,000.  Net proceeds received were $626,000.

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

OSG, as the charterer, has the option, after consultation with the Partnership, to require the Partnership to lay up the vessels at a safe place nominated by OSG, in which case the hire to be paid under this charter is to be adjusted to reflect any net increases in expenditure reasonably incurred or any net savings realized by the Partnership as a result of such lay up.  OSG may exercise this option any number of times during the charter period.  In March 2009, OSG exercised its right to request that the Partnership lay up the Overseas Puget Sound.

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

Note N — Severance and Relocation Costs:

During the quarter ended March 31, 2009, OSGM entered into agreements in connection with the termination of certain Tampa-based employees dedicated to providing commercial, technical, and administrative services to the Partnership, including one of its senior officers. The agreements provide for payments aggregating approximately $1,600,000 to be made in accordance with OSG’s amended and restated Severance Protection Plan, which was effective January 1, 2009.  The Partnership recognized $1,500,000 of the expense in the first quarter of 2009.

In addition, OSGM recognized approximately $500,000 of relocation expense related to certain employees who have agreed as of March 31, 2009 to move to the Tampa, Florida office.

Note O — Subsequent Events:

On July 29, 2009, the Board of Directors of OSG America LLC, declared a quarterly distribution to all unitholders in the amount of $0.375 per unit for the three months ended June 30, 2009.  The distribution of approximately $11,500,000 will be paid on August 14, 2009 to unitholders of record on August 7, 2009.

On July 29, 2009, OSG announced that it intends to initiate a tender for all of the outstanding publicly held common units of OSG America L.P., for $8.00 in cash per unit.  As of June 30, 2009, OSG effectively owns 77.1% of OSG America L.P.  The tender offer, which is expected to commence in late August, will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P.  Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America’s partnership agreement. OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of OSG America L.P.'s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at the current price, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest operator, based on barrel-carrying capacity, of U.S. flag vessels transporting refined petroleum products. We were formed in May 2007 by Overseas Shipholding Group, Inc. (“OSG”) a market leader in providing global energy transportation services, to acquire a fleet of U.S. Flag vessels from OSG.

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels, as well as a 37.5% ownership interest in Alaska Tanker Company, LLC, (“ATC”) a joint venture that transports crude oil from Alaska to the continental United States using a fleet of four modern crude-oil tankers. In exchange for its contribution, OSG received common and subordinated units representing a 73.5% interest in us.  Through an open-market purchase of units by OSG in 2008, that percentage increased.  As of June 30, 2009, OSG owned a 77.1% interest in us, including a 2% interest through our general partner, which OSG wholly owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Recent Developments

On July 29, 2009, OSG announced that it intends to initiate a tender for all of the outstanding publicly held common units of OSG America L.P., for $8.00 in cash per unit.  As of June 30, 2009, OSG effectively owns 77.1% of the Partnership.  The tender offer, which is expected to commence in late August, will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of the Partnership.  Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America’s partnership agreement. OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of OSG America L.P.'s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at the current price, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.

Operations

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Twenty-one of the twenty-three vessels in our operating fleet at June 30, 2009 are operated in the U.S. coastwise trade in accordance with the Jones Act.

In June 2005, OSG signed agreements to bareboat charter-in ten Jones Act product carriers from subsidiaries of American Shipping Company (“AMSC”). In February 2007, OSG agreed in principle to charter up to six additional Jones Act product carriers from AMSC, which eventually resulted in OSG concluding agreements to charter two vessels. The charters on eight of these twelve vessels have been assigned to us by OSG, and we have options to acquire from OSG the charters on the remaining four vessels. We have committed to charter five of the eight vessels for initial terms of seven years and the other three vessels for initial terms of five years. We have extension options for the remaining lives of these vessels. Seven of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008
Overseas Boston	February 2009
Overseas Nikiski	June 2009

The remaining vessel that we have committed to bareboat charter in is scheduled to be delivered from the shipyard in June 2010.

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

AMSC, we and OSG are continuing to negotiate a number of outstanding issues between AMSC, on the one hand, and us and OSG, on the other, including, among other things, settlement of the arbitration proceeding described in our Annual Report on Form 10-K for 2008 under Risk Factors. On February 12, 2009, AMSC and OSG signed a nonbinding agreement in principle, (the “Nonbinding Agreement”) to settle such issues, the implementation of which was subject to negotiation and signing of definitive agreements and certain other conditions which were required to be satisfied on or before April 10, 2009. The parties continued to negotiate after April 10, 2009 to implement the Nonbinding Agreement, but with the passage of time and new developments, the Nonbinding Agreement terminated in accordance with its terms. While the parties continue to seek to resolve their outstanding commercial disagreements, which may involve materially altering the prior agreements between the parties, no assurance can be given that AMSC, we and OSG, will enter into definitive agreement to resolve such issues.

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

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates for Jones Act Product Carriers and Articulated Tug/Barges (ATBs)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
40,000 dwt Product Carriers	$31,900	$38,900	$39,300	$44,500
30,000 dwt ATBs	$22,200	$21,400	$26,400	$26,500

Rates for Jones Act Product Carriers and ATBs during the second quarter of 2009 averaged $31,900 per day and $22,200 per day, respectively.  Rates for the Product Carriers were 18% below those in the second quarter of 2008 while the ATB rates were 4% higher.  Second quarter 2009 rates for the Product Tankers and ATBs were respectively 32% and 27% below first quarter 2009 rates.

Lower oil demand in the U.S., especially for middle distillates, resulted in a decline in refining utilization levels on the U.S. Gulf Coast.  Second quarter 2009 refining utilization rates averaged about 85.5% compared with 88.4% during the second quarter of 2008, resulting in a reduction in seaborne movements of approximately 250,000 barrels per day of clean product.  There was also additional tonnage in the marketplace, as six vessels that were engaged in the grain trade in 2008 now compete in the product spot market.  As a result of lower demand and increased availability of suitable tonnage, Product Tankers and ATBs had to wait longer for cargoes.  This resulted in lower TCE rates for Product Tankers in the second quarter of 2009 relative to both the first quarter of 2009 and second quarter of 2008.

ATB rates in the second quarter of 2009 were slightly higher than those in the second quarter of 2008 despite the fact that the ATB market was subject to the same adverse market conditions as tankers.  This was largely due to a significant decrease in the price of diesel fuel, which is the primary fuel used to power ATBs.  A significant decrease in U.S. diesel demand is what caused the cost of diesel fuel to fall so substantially.  Tankers, on the other hand, typically run on fuel oil (bunkers), which increased in price relative to crude oil.

Refinery utilization rates on the U.S. East Coast during the second quarter of 2009 were approximately 71%, down from 81% in the second quarter of 2008.  One factor that contributed to the lower refining utilization rates and reduced crude oil requirements was planned maintenance at the Delaware City refinery.  The Delaware Bay lightering business transported an average of 199,000 barrels per day during the second quarter, which was 28% below the amount transported in the second quarter of 2008, but slightly above lightering volumes in the first quarter of 2009.

Three Jones Act vessels were delivered in the second quarter.  This resulted in sixty-seven Jones Act vessels that were available for trading as of June 30, 2009.  Due to the reduction in transport requirements thus far in 2009, approximately 12% of the total Jones Act fleet was idle at the end of the second quarter.

The June 30, 2009 Jones Act Product Carrier orderbook consisted of 20 tankers and barges in the 160,000 to 420,000 barrel size range that are scheduled for delivery through 2013, and one additional vessel scheduled for conversion, resulting in a total orderbook of 21 vessels.  These additions will be partially offset by deletions as there are 13 vessels that will be phased out in accordance with OPA 90 regulations and an additional four double hull vessels that are over 35 years old and will also likely be retired during this period.

Freight rates remain highly sensitive to severe weather and geopolitical events.  Hurricanes in the Gulf of Mexico in the second half of 2009 could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Update on Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of management. For a description of all of our material accounting policies, see Note B to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Newly Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board established principles and requirements for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement introduces the concept of when financial statements are considered issued or are available to be issued.  The statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this statement did not have an impact on the Partnership’s consolidated financial statements.

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

During the third quarter of 2008, we decided to forego the scheduled drydocking of one of our older product carriers, which was a requirement for her to continue operating.  The vessel ceased operations and was placed in lay up during the fourth quarter of 2008. Accordingly, we recorded impairment charges aggregating $21.1 million to write down the carrying amount of this vessel to her estimated net fair value as of December 31, 2008. We classified this vessel as held for sale at December 31, 2008.   We sold this vessel in June 2009, receiving net proceeds of $0.6 million and recording a loss on the sale of $0.7 million.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels were determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $0.7 million and $1.4 million in the quarter and six months ended June 30, 2009, respectively, compared with the same 2008 periods.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TCE Revenues	$64,208	$59,930	$131,668	$112,322
Voyage Expenses	5,249	12,298	11,897	22,938
Shipping Revenues	$69,457	$72,228	$143,565	$135,260

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue Days:
Jones Act ATBs	743	801	1,534	1,396
Jones Act Product Carriers	1,011	782	1,939	1,590
Non-Jones Act Product Carriers	180	155	360	300
	1,934	1,738	3,833	3,286

Average Daily TCE Rates:
Jones Act ATBs	$30,416	$32,764	$30,778	$32,539
Jones Act Product Carriers	$36,231	$34,077	$37,751	$34,246
Non-Jones Act Product Carriers	$27,661	$45,400	$31,264	$41,487

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

During the second quarter of 2009, TCE revenues increased by $4.3 million, or 7%, to $62.4 million from $59.9 million in the three months ended June 30, 2008. The increase in TCE revenues resulted primarily from an increase in revenue days and higher daily TCE rates earned by the four Jones Act product carriers that were delivered during and since the first quarter of 2008. The delivery of the Overseas New York, Overseas Texas City, Overseas Boston, and Overseas Nikiski in April 2008, September 2008, February 2009, and June 2009, respectively, added $10.6 million in TCE revenue in the second quarter of 2009 compared with the same quarter in 2008.  In addition, the OSG 243 re-entered service on April 24, 2008 after completing her double hull conversion. Partially offsetting these increases was the lay up in April 2009 of the Overseas New Orleans, Overseas Puget Sound, and OSG 214/OSG Honour, plus lower daily TCE rates earned by the two non-Jones Act product carriers, and lower Delaware-Bay lightering volumes, which negatively affected the daily TCE revenues earned by two ATBs dedicated to that service.

During the first six months of 2009, TCE revenues increased by $19.3 million, or 17%, to $131.7 million from $112.3 million for the six months ended June 30, 2008.  The increase in TCE revenues resulted primarily from an increase in revenue days and higher daily TCE rates earned by the four new Jones Act product carriers as noted above, which added $20.6 million in the first six months compared with the same period in 2008. In addition, in April 2008, the OSG 243 re-entered service following completion of her double hull conversion and the OSG 400 was chartered in to provide lightering services in Delaware Bay. Partially offsetting these increases was the lay up in April 2009 of the Overseas New Orleans, Overseas Puget Sound, and the OSG 214/OSG Honour, as noted above, plus lower daily TCE rates earned by the two non-Jones Act product carriers.

The Overseas Integrity ceased operations in December 2008 and was sold in June 2009. The resulting loss of revenue days and TCE revenue for the three and six month periods ended June 30, 2009 were largely compensated for by improved utilization rates in 2009 on other Jones Act product carriers such as the Overseas New Orleans and Overseas Puget Sound, which underwent drydockings during the same period in 2008.

The two non-Jones Act product carriers operate on a government contract of affreightment that takes up slightly more than 50% of their combined capacity. The remainder of their capacity is exposed to the international product carrier market, which has been negatively impacted by a combination of reduced worldwide demand and increase tonnage, thereby lowering utilization and adversely impacting daily TCE rates.

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Days:
Jones Act ATBs	819	876	1,629	1,604
Jones Act Product Carriers	1,021	900	1,962	1,719
Non-Jones Act Product Carriers	182	182	362	364
	2,022	1,958	3,953	3,687

Average Daily Vessel Expenses:
Jones Act ATBs	$9,140	$8,352	$9,421	$7,981
Jones Act Product Carriers	$14,531	$16,627	$16,294	$16,932
Non-Jones Act Product Carriers	$10,835	$13,681	$9,459	$14,398

During the second quarter of 2009, vessel expenses increased $0.8 million, or 3%, to $24.3 million from $23.5 million for the three months ended June 30, 2008.  The increase in vessel expenses resulted primarily from a net increase of 64 operating days in the three months ended June 30, 2009 compared with the same period in 2008. These additional days were attributable to the delivery of the Overseas Texas City, Overseas Boston and Overseas Nikiski, which added 202 operating days and $3.2 million in 2009 compared with the same period in 2008, and the operation of the OSG 400/OSG Constitution as a bareboat charter from OSG, which added 33 days and $1.4 million of expense.  Expense increases were partially offset by the Overseas Integrity, which ceased operations during the fourth quarter of 2008, and by the lay up of the OSG 214/OSG Honour, the Overseas New Orleans, and Overseas Puget Sound.

During the first six months of 2009, vessel expenses increased $4.7 million, or 10%, to $50.7 million from $46.0 million for the six months ended June 30, 2008. The increase resulted primarily from a net increase of 266 operating days in the six months ended June 30, 2009 compared with the six months ended June 30, 2008.  These additional days were attributable to the delivery of the Overseas New York, Overseas Texas City, Overseas Boston and Overseas Nikiski, which added 432 operating days and $7.0 million and the operation of the OSG 400/OSG Constitution as a bareboat charter from OSG, which added 123 days and $2.8 million of expense in 2009 compared with 2008, partially offset by the Overseas Integrity ceasing operations and the lay-up of the OSG 214/OSG Honour, Overseas New Orleans, and Overseas Puget Sound.

Vessel expenses for the non-Jones Act product carriers for the three months and six months ended June 30, 2009 decreased compared with the 2008 periods as a result of an increase in the subsidy received under the MSP program and lower spares, repairs, and customs-duty expenses.

Charter Hire Expenses

During the second quarter of 2009, charter hire expenses increased by $3.4 million to $15.6 million from $12.2 million for the three months ended June 30, 2008 due to the deliveries from AMSC of the Overseas New York, Overseas Texas City, Overseas Boston, and Overseas Nikiski, which resulted in additional charter hire expense of $5.5 million, partially offset by a decrease in charter hire expense resulting from redelivery of the OSG 300/OSG Liberty to OSG in December 2008 and the conversion of the charter-in on the OSG 400/OSG Constitution from a time charter to a bareboat charter in November 2008.

During the first six months of 2009, charter hire expenses increased by $10.4 million from $18.8 million for the six months ended June 30, 2008 to $29.2 million for the six months ended June 30, 2009 due to charter hire expense for the vessels chartered in from AMSC increasing by $11.0 million for the 2009 period compared with the same 2008 period primarily as a result of the deliveries of the Overseas New York, Overseas Texas City, Overseas Boston and Overseas Nikiski.  These increases were partially offset by a decrease resulting from redelivery of the OSG 300/OSG Liberty to OSG in December 2008.

Depreciation and Amortization

Depreciation and amortization decreased $0.7 million, or 5%, from $13.7 million for the three months ended June 30, 2008 to $13.0 million for the three months ended June 30, 2009.  For the six months ended June 30, 2009, depreciation and amortization decreased $1.1 million, or 4%, to $25.6 million from $26.7 million for the six months ended June 30, 2008. The decreases for the three month and six month periods were primarily due to the extension of the useful lives of our single hull tankers to match their OPA retirement dates in the second quarter of 2008 after purchasing the Overseas New Orleans and Overseas Philadelphia, which had previously operated under capital lease, and removal of the Overseas Integrity from service in the fourth quarter of 2008.  These decreases were partially offset by increased amortization of costs incurred on the eight vessels that completed drydockings in 2008.

General and Administrative Expenses and Severance and Relocation Costs

For the second quarter of 2009, general and administrative expenses excluding severance and relocation expenses, increased $0.2 million to $5.3 million from $5.1 million in the second quarter of 2008.  For the six months ended June 30, 2009, general and administrative expenses increased $0.2 million to $11.2 million from $11.0 million for the six months ended June 30, 2008.  The increases reflect increased legal costs incurred in conjunction with terminating shipbuilding contracts with Bender and Bender’s subsequent bankruptcy. These increases were partially offset by lower employee compensation costs associated with the headcount reductions described below and general spending curtailment.

During the first quarter ended March 31, 2009, OSGM terminated the employment of certain employees, including one of its senior officers, and relocated others. For the six months ended June 30, 2009, the Partnership recorded expense aggregating $1.6 million for payments to be made in accordance with OSG’s Severance Protection Plan, and $0.5 million for relocation costs related to certain employees who agreed to move to the Tampa, Florida office.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire from ATC that has been deemed earned through the reporting date that is not reversible subsequent thereto.  ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year.  The portion of incentive hire that is based on annual targets is not recognized until the fourth quarter when deemed earned.  Equity income for the three months and six months ended June 30, 2009 were $0.6 million and $1.1 million, respectively, compared with $1.1 million and $1.6 million, respectively, for the three months and six months ended June 30, 2008.  The decreases reflect a reduction by two in the number of vessels that ATC manages.

Interest Expense

Interest expense of $1.1 million for the three months ended June 30, 2009 decreased $0.5 million compared with the three months ended June 30, 2008, reflecting lower borrowings outstanding under the Secured Revolving Credit Facility and lower interest rates on those borrowings.  In June 2008, the Partnership also purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility resulting in lower interest expense in the three months ended June 30, 2009 compared with the same period in 2008.  Interest  capitalized in connection with vessel construction totaled $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.

Interest expense decreased $0.5 million, or 17%, from $2.9 million for the six months ended June 30, 2008 to $2.4 million for the same period in 2008.  The decrease primarily reflects the purchase of the two vessels previously operated under capital leases partially offset by lower capitalized interest.  Interest capitalized in connection with vessel construction totaled $0.3 million and $0.7 million for the six months ended June 30, 2009 and 2008, respectively.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

In thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$4,666	$4,925	$10,868	$8,690
Interest expense	1,122	1,594	2,373	2,858
Depreciation and amortization	13,026	13,679	25,620	26,700
EBITDA	$18,814	$20,198	$38,861	$38,248

The following table reconciles net cash provided by operating activities, as reflected in our statements of cash flows, to EBITDA:

In thousands	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$57,374	$31,402
Payments for drydocking	213	17,082
Interest expense	2,373	2,858
Undistributed earnings from affiliated companies	(4,207)	(4,121)
Loss on sale of vessel	(698)	—
Changes in operating assets and liabilities	(14,794)	(8,188)
Other	(1,400)	(785)
EBITDA	$38,861	$38,248

Liquidity and Sources of Capital

Working capital at June 30, 2009 was a deficiency of $4.4 million compared with capital of $5.3 million at December 31, 2008. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking and expenditures, payments of interest and principal under our senior secured revolving credit facility and secured term loans. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

Our reliance on the spot market contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by our vessels in quarters subsequent to June 30, 2009, compared with the actual TCE rates achieved during the first six months of 2009, will have a negative comparative impact on the amount of cash provided by operating activities.  Recent deterioration of the Jones Act market resulting from lower U.S. oil demand and suspended or cancelled refinery expansion projects present near- and medium-term challenges for us.  In addition, six vessels in our operating fleet will come off term charters by the end of 2009 and are expected to enter the spot market.

The amount of available cash we need to pay the minimum quarterly distributions for four quarters on our common units, subordinated units and general partner interest is $45.9 million. Our current forecast indicates that distributable cash flow in the second half of 2009 through 2010 will be below that required to cover our historical quarterly distribution on the common and subordinated Partnership units.  We and the Board of Directors will continue to carefully evaluate the appropriate level of future distributions based on our financial condition, capital needed for future growth and earnings, and the general economic and financial market environment.

We were in compliance with all of the financial covenants contained in our debt agreements as of June 30, 2009.  The Senior Secured Revolving Credit Facility will prevent us from declaring or making distributions if any event of default, as defined in the Senior Secured Revolving Credit agreement, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants including minimum net worth of at least $200 million, maximum net debt to total capital of 50%, maximum net debt to EBITDA (as defined in the agreement) of 4.0 times, and minimum EBITDA to net interest expense of 4.5 times. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

We anticipate that our primary sources of funds for our short-term liquidity needs will be cash flows from operations. We believe that cash flows from operations and bank borrowings from our Senior Secured Revolving Credit Facility referred to below will be sufficient to meet our existing short-term liquidity needs for the next 12 months.

In November 2007, we entered into a $200 million five-year Senior Secured Revolving Credit Facility.  Borrowings under the Senior Secured Revolving Credit Facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by us on or after the second anniversary of the closing date and which may be approved by the lenders. Drawings under the facility are available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. As of June 30, 2009, $30.0 million was outstanding under the facility.

As of June 30, 2009, $45.3 million was outstanding under various secured term loans maturing through 2014.

Cash Flows

Operating  cash flows.  Net cash flow provided by operating activities was $57.4 million and $31.4 million for the six months ended June 30, 2009 and 2008, respectively. The increase of $26.0 million was primarily attributable to a decrease in payments for drydocking, the increase in liabilities, and higher operating earnings compared with the same period in 2008.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows.  Net cash used in investing activities was $14.1 million and $32.3 million for the six months ended June 30, 2009 and 2008, respectively. Vessel expenditures for the six months ended June 30, 2009 primarily related to start-up costs associated with the AMSC tankers and construction costs for the two new tugs.  Investing activities was net of $0.6 million in net proceeds from the sale of the Overseas Integrity.  Vessel expenditures for the same period in 2008 related primarily to the double hulling of one barge (OSG 243) and progress payments for the two new tugs under construction.

Financing cash flows. Net cash used in financing activities was $40.4 million for the six months ended June 30, 2009 compared with cash provided by financing activities of 7.2 million for the six months ended June 30, 2008.  During the six months ended June 30, 2009, we repaid $15.0 million that had been borrowed under the Senior Secured Revolving Credit Facility compared with borrowing $59.0 million under this facility in the same period of 2008.  Repayments of debt represent regularly scheduled installments under secured term loans, and in 2008, capital lease obligations.  Distributions to unitholders during the six months ended June 30, 2009 and 2008 were $23.0 million and $17.2 million, respectively, with the amount paid in the first quarter of 2008 covering the partial period from November 15, 2007 until December 31, 2007.

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

We believe that our cash flow from charters out will be sufficient to cover the interest and principal payments under our debt agreements, amounts due under the administrative services and management agreements, other general and administrative expenses, and other working capital requirements for the short and medium term. To the extent we pursue other vessel acquisitions, we expect to finance any such commitments from existing long-term credit facilities and additional long-term debt as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which we can charter out our vessels, which can be volatile.

Because we distribute all of our cash on hand at the end of the quarter, less the amount of cash reserves established by our general partner (which we refer to as available cash), we may not grow as fast as companies that reinvest their available cash. We expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have to distribute on each unit. Our partnership agreement does not limit our ability to issue additional units, including units ranking senior to our common units. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of June 30, 2009 follows:

In thousands	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Long-term debt(1)	$3,576	$7,040	$7,040	$36,576	$18,900	$16,465	$89,597
Operating lease obligations (chartered-in vessels)(2)	28,295	60,509	64,331	64,306	64,225	87,898	369,564
Operating lease obligations with OSG (chartered-in vessels) (3)	2,093	—	—	—	—	—	2,093
Construction installments (4)	500	21,904	1,707	—	—	—	24,111
Total	$34,464	$89,453	$73,078	$100,882	$83,125	$104,363	$485,365

(1)
Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt of $30,000,000 as of June 30, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps.  We are party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $30,000,000 at June 30, 2009 that effectively convert our interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.35%.

(2)
As of June 30, 2009, we had charter-in commitments for eight vessels on leases that are accounted for as operating leases, or will be once the vessels are delivered.  These leases provide us with various renewal options.

(3)	Represents charter-in commitment for one vessel from OSG.
(4)
Represents the estimated cost to complete the construction of two 8,000 horsepower tug boats previously under construction at Bender Shipbuilding & Repair for which the contracts were terminated March 13, 2009.

The Partnership has used interest rate swaps to convert a portion of its debt from a floating rate to a fixed rated based on management’s interest-rate outlook at various times.  These agreements contain no leverage features and mature in 2012.
Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC entered into a $200 million Senior Secured Revolving Credit Facility.  As of June 30, 2009, $30.0 million was outstanding under the facility, at a weighted average interest rate of 5.05% taking into account the related interest rate swaps.  The amount available under this facility at June 30, 2009 was $170.0 million.

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

The Senior Secured Revolving Credit Facility prevents us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility requires us to adhere to certain financial covenants. As of June 30, 2009, we were in compliance with these covenants.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through any unhedged floating-rate borrowings.  Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt.  From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates.  The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. We use such derivative financial instruments as risk management tools and not for speculative or trading purposes.  As of June 30, 2009, interest rate swaps effectively convert our interest rate exposure on $30.0 million from a floating rated based on LIBOR to a fixed rate of 4.35%.

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

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The consolidated financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

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

Termination of the contracts with Bender Shipbuilding & Repair Co., Inc.’s (“Bender”) has, and may continue to,  adversely affect us and OSG

In March 2009, we, OSG and Bender terminated the construction agreements pursuant to which Bender was building six articulated tug barges (“ATBs”) and two tugs for OSG and us, respectively.  These agreements were terminated because of Bender’s lack of performance under such agreements and its lack of liquidity and poor financial condition.  We and OSG intend to complete two of the six ATBs and two tugs at alternative yards.  We have the option to purchase from OSG the two ATBs and we will own the two tugs.

In June 2009, certain creditors of Bender filed an involuntary Chapter 7 bankruptcy petition against Bender claiming that Bender was insolvent and raising questions about Bender’s pre-petition transfer of assets, specifically transfers of the vessels to us in connection with the termination of our contracts with Bender.  Bender subsequently converted the involuntary proceeding into a voluntary Chapter 11 reorganization.  As creditors’ of Bender have raised questions regarding our and OSG’s termination agreement transaction it is likely that the transaction will be reviewed by authorized parties-in-interest in the bankruptcy and possibly challenged.  We and OSG believe that the termination transaction was valid and for fair consideration and that we each have strong and meritorious defenses in the event of a challenge, but no assurance can be given that the bankruptcy court will agree.  However, if the bankruptcy court were to sustain any challenge to the transaction, we could be required to pay Bender additional sums for the partially completed tugs and related equipment that was transferred to us in connection with the termination agreement transaction.  In such case, the payment of the additional amounts would have an adverse effect on us.  No assurance can be given that our positions with respect to the termination agreement transaction will be upheld.

We and OSG are continuing to negotiate a number of outstanding issues with American Shipping Company ASA, formerly known as Aker American Shipping ASA ("AMSC"), including settlement of an ongoing arbitration proceeding, but such negotiations have continued for more than six months without any resolution and no assurance can be given that an agreement will be reached.

AMSC, we and OSG are continuing to negotiate a number of outstanding issues between AMSC, on the one hand, and us and OSG on the other, including, among other things, settlement of the arbitration proceeding described in our Annual Report on Form 10-K for 2008 under Risk Factors, which description is incorporated herein by reference.  On February 12, 2009, AMSC and OSG signed a nonbinding agreement in principle (the “Nonbinding Agreement”) to settle such issues, the implementation of which was subject to negotiation and signing of definitive agreements and certain other conditions which were required to be satisfied on or before April 10, 2009.  The parties continued to negotiate after April 10, 2009 to implement the Nonbinding Agreement, but with the passage of time and new developments, the Nonbinding Agreement terminated in accordance with its terms.  While the parties continue to seek to resolve their outstanding commercial disagreements, which may involve materially altering the prior agreements between the parties, no assurance can be given that AMSC, we and OSG will enter into definitive agreement to resolve such issues.  On August 4, 2009, AMSC reported, among other things, that it has not been able to arrange financing for the two shuttle tankers which it has agreed to charter to OSG (we have the option to purchase such charters from OSG), and has stated that if it is unable to raise the required equity and debt financing in a timely manner AMSC will be subject to delays or cancellations in the construction of those vessels. AMSC has further reported that absent an agreement with OSG settling their outstanding commercial disagreements, AMSC will need to raise additional debt or equity financing in the near term in order to meet the required liquidity needs of the business. AMSC reported that failure to raise additional capital would in such event likely have a materially adverse impact on AMSC’s financial position and operations. On August 5, 2009, Aker Philadelphia Shipyard ASA (“AKPS”), which is constructing the vessels to be chartered to us or OSG (we have the option to purchase such charters from OSG) by AMSC, reported, among other things, that if financing for the shuttle tankers is not obtained by AMSC or the parties do not reach a definitive settlement agreement in the near term, then it may have a material adverse effect on AKPS’s financial position and operations. Material adverse developments in AMSC’s and AKPS’s financial position and operations could adversely affect us and OSG, including, but not limited to, delays in or failures of delivery of the remaining five vessels which AMSC has agreed to charter to us and OSG. In connection with the matters at issue in the arbitration, as described in our Form 10-K for 2008, we and OSG do not admit and continue to vigorously deny any triggering of charter extension, any breach of contract, and any wrongdoing whatsoever in connection with our dealings with AMSC, and the arbitration may be resumed by any party at any time.

Delays or cost overruns in deliveries of newbuild product carriers (including failure to deliver new vessels) will affect our ability to grow and could harm our operating results.

We are scheduled to take delivery in early 2010 of one newbuild product carrier that we have agreed to bareboat charter from AMSC and we have options to purchase from OSG the right to bareboat charter from AMSC up to two newbuild product carriers and up to two newbuild shuttle tankers, which are scheduled for delivery between late 2009 and early 2011.

We also have options to purchase from OSG up to two newbuild ATBs, which were partially constructed at Bender and are being completed at other shipyards..

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

Significant delays and cost overruns and failure to deliver new vessels, regardless of whether we bareboat charter them or have the option to bareboat charter or purchase them, could materially adversely effect our revenues, borrowing capacity, results of operations and ability to grow. Furthermore, delays would result in vessels being out of service for extended periods of time, and therefore not earning revenue, which could have a material adverse effect on our financial condition and results of operations. Our remedies for losses resulting from shipyards’ failure to comply with their contractual commitments may be limited by the relevant contracts, including by liquidated damages provisions, such as those that limit the amount of monetary damages that may be claimed or that limit our remedy to cancellation of the building contract. If a U.S. shipyard fails to deliver a contracted vessel, our investment may be supported only by our liens on the work in progress, which may result in a loss of part or all of our investment.

Weakening Market Conditions and Other Factors May Have an Effect on the Partnership’s Current Cash Distribution Policy

Management’s current forecast indicates that distributable cash flow of the Partnership in the second half of 2009 through 2010 will be below that required to cover the Partnership’s historical quarterly distribution on the common and subordinated Partnership units. Management believes that recent deterioration of the Jones Act market resulting from lower U.S. oil demand and suspended or cancelled refinery expansion projects present near- and medium-term challenges for the Partnership. In addition, six vessels in the Partnership’s operating fleet will come off term charters by the end of 2009 and are expected to enter the spot market. The Board of Directors of the general partner of the Partnership will continue to carefully evaluate the appropriate level of future distributions based on the Partnership’s financial condition, capital needed for future growth, and earnings and the general economic and financial market environment.

We are subject to certain credit risks with respect to its counterparties on contracts and failure of such counterparties to meet their obligations could cause us to suffer losses on such contracts, decreasing revenues and earnings

We charter our vessels to other parties, who pay us a daily rate of hire. We also enter into Contracts of Affreightment (“COAs”) and Voyage Charters. As we increase the portion of our revenues from time charters, such action increases our reliance on the ability of time charterers to pay charter hire, especially when spot market rates are less than previously agreed upon time charter rates. Historically, we have not experienced any material problem collecting charter hire but the global economic recession that commenced in 2008 may affect charterers more severely than the prior recessions that have occurred.  We also bareboat charter some of our vessels from other parties and our continued use and operation of such vessels depend on the vessel owner’s compliance with the terms of the bareboat charters.  In addition, we enter into derivative contracts such as interest rate swaps. All of these contracts subject us to counterparty credit risk, including the bankruptcy of the counterparty. As a result, we are subject to credit risks at various levels, including with charterers or cargo interests. If the counterparties fail to meet their obligations, we could suffer losses on such contracts which would decrease revenues and earnings.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.        EXHIBITS

See Exhibit Index on page 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the consolidated balance sheet of OSG America L.P. as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows and the consolidated statements of changes in partners’ capital for the six-month periods ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Partnership's management.

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

August 10, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date: August 10, 2009	/s/ Myles R. Itkin
Myles R. Itkin
President and Chief Executive Officer

Date: August 10, 2009	/s/ Henry P. Flinter
Henry P. Flinter
Chief Financial Officer

EXHIBIT INDEX

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.