Form 10-Q
period 2009-09-30
OSG America L.P.
filed 2009-11-06
CIK 1409134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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
Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common units outstanding as of November 6, 2009 –  15,004,500.
Subordinated units outstanding as of November 6, 2009 –  15,000,000.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OSG AMERICA L.P.
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,379	$10,529
Voyage receivables, including unbilled of $6,939 and $6,186	19,025	18,900
Other receivables	4,550	4,129
Inventory	2,989	1,855
Prepaid expenses and other current assets	5,655	4,770
Total current assets	43,598	40,183

Vessels, less accumulated depreciation of $121,612 and $85,819	377,154	404,462
Vessel held for sale	—	1,310
Deferred drydock expenditures, net	18,563	26,536
Investment in Alaska Tanker Company, LLC	2,051	5,382
Intangible assets, less accumulated amortization of $13,033 and $9,583	78,967	82,417
Other assets	18,735	14,271
Total assets	$539,068	$574,561

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$30,625	$19,282
Advances from affiliated companies	14,190	12,586
Current portion of debt	3,144	3,007
Total current liabilities	47,959	34,875

Long-term debt, less current portion	71,371	88,746
Other non-current liabilities	9,700	7,994
Total liabilities	129,030	131,615

Partners’ Capital	410,038	442,946
Total liabilities and partners’ capital	$539,068	$574,561

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Shipping Revenues:
Time and bareboat charter revenues (including $8,974 and $8,127, respectively, from OSG for the three months ended September 30, 2009 and 2008, and $26,242 and $12,697, respectively, from OSG for the nine months ended September 30, 2009 and 2008)	$47,774	$43,193	$138,620	$112,291
Voyage charter revenues	23,347	31,019	76,066	97,181
	71,121	74,212	214,686	209,472
Operating Expenses:
Voyage expenses	6,629	10,509	18,526	33,447
Vessel expenses	25,606	24,857	76,344	70,825
Charter hire expenses (including $1,058 and $1,791, respectively, to OSG for the three months ended September 30, 2009 and 2008, and $3,140 and $4,720, respectively, to OSG for the nine months ended September 30, 2009 and 2008)	17,547	11,385	46,718	30,230
Depreciation and amortization	12,759	12,902	38,379	39,602
General and administrative allocated from OSGM	5,910	4,857	17,151	15,862
Severance and relocation costs	—	—	2,100	—
Loss on sale or impairment of vessels	12,500	19,319	13,198	19,319
Total operating expenses	80,951	83,829	212,416	209,285
(Loss)/Income from vessel operations	(9,830)	(9,617)	2,270	187
Equity in income of affiliated companies	877	1,127	2,015	2,750
Operating (loss)/income	(8,953)	(8,490)	4,285	2,937
Other income	14	87	17	208
	(8,939)	(8,403)	4,302	3,145
Interest expense	1,143	1,295	3,516	4,153
Net (loss)/income	$(10,082)	$(9,698)	$786	$(1,008)

General partner’s interest in net (loss)/income	$(202)	$(194)	$16	$(20)
Limited partners’ interest:
Net (loss)/income	$(9,880)	$(9,504)	$770	$(988)
Net (loss)/income per unit – basic and diluted	$(0.33)	$(0.32)	$0.03	$(0.03)
Cash distribution declared per unit	$—	$0.375	$0.750	$1.125
Weighted average units outstanding - basic and diluted	30,004,500	30,002,250	30,004,500	30,002,250

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
(UNAUDITED)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash Flows from Operating Activities:
Net income/(loss)	$786	$(1,008)
Items included in net income/(loss) not affecting cash flows:
Depreciation and amortization	38,379	39,602
Decrease in undistributed earnings of affiliated companies, net of distributions	3,331	2,994
Other – net	2,265	1,261
Loss on sale or impairment of vessels	13,198	19,319
Payments for drydocking	(3,663)	(21,923)
Changes in operating assets and liabilities:
(Increase)/decrease in receivables	(547)	8,958
Increase in other assets	(2,033)	(906)
Increase in accounts payable, accrued expenses and other liabilities	13,785	3,757
Net cash provided by operating activities	65,501	52,054

Cash Flows from Investing Activities:
Expenditures for vessels	(15,199)	(40,087)
Proceeds from sale of vessel	626	—
Net cash used in investing activities	(14,573)	(40,087)

Cash Flows from Financing Activities:
Net (repayments on)/proceeds from borrowings under revolving credit facility	(15,000)	78,000
Payments on debt and obligations under capital leases	(2,238)	(32,331)
Cash distributions paid	(34,444)	(28,700)
Payments for initial public offering transaction costs	—	(241)
Payments for deferred financing costs	—	(143)
Change in advances from affiliates	1,604	1,163
Net cash (used in)/provided by financing activities	(50,078)	17,748
Net increase in cash and cash equivalents	850	29,715
Cash and cash equivalents at beginning of period	10,529	3,380
Cash and cash equivalents at end of period	$11,379	$33,095

See notes to consolidated financial statements.

OSG AMERICA L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
DOLLARS AND UNITS IN THOUSANDS
(UNAUDITED)

	Limited Partners					Accumulated Other
	Common Units		Subordinated Units		General	Comprehensive
	Units	Amount	Units	Amount	Partner	Income/(Loss)	Total

Balance at December 31, 2008	15,004	$216,743	15,000	$220,058	$8,982	$(2,837)	$442,946
Net income		385		385	16		786
Effect of derivative instruments						735	735
Comprehensive income							1,521 *
Amortization of restricted units awards		15					15
Distributions to members		(16,880)		(16,875)	(689)		(34,444)

Balance at September 30, 2009	15,004	$200,263	15,000	$203,568	$8,309	$(2,102)	$410,038

Balance at December 31, 2007	15,002	$263,368	15,000	$266,453	$10,876	$—	$540,697
Net income		(494)		(494)	(20)		(1,008)
Effect of derivative instruments						(609)	(609)
Comprehensive income							(1,617)*
Costs associated with issuance of units pursuant to initial public offering		(241)					(241)
Amortization of restricted units awards		11					11
Distributions to members		(14,064)		(14,062)	(574)		(28,700)

Balance at September 30, 2008	15,002	$248,580	15,000	$251,897	$10,282	$(609)	$510,150

*  Comprehensive loss for the three month periods ended September 30, 2009 and 2008 was $10,347 and $10,223, respectively.

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

On July 29, 2009, OSG announced its intention to tender for all of the outstanding publicly held common units of the Partnership, for $8.00 in cash per unit.  As of September 30, 2009, OSG effectively owns 77.1% of the Partnership.  The tender offer will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of the Partnership.  Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in the Partnership agreement. OSG currently owns 8,000,435 units of the 15,000,000 total common units outstanding.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of the Partnership’s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at $8.00 per unit, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.

On September 24, 2009, OSG announced an increase in its intended offer price to $10.25 per unit, an increase of 28% over the original proposed offer price of $8.00 per unit.

Note B — Summary of Significant Accounting Policies:

Basis of Presentation and Description of Business.  The Partnership. is engaged in providing marine transportation services through the ownership and operation of a fleet of tankers and ATBs.  Of the 23 vessels in the operating fleet as of September 30, 2009, 21 operate in the Jones Act trade and two operate in the international market under the U.S. flag while participating in the Maritime Security Program.  These two tankers are not eligible for Jones Act trading because they were not built in the United States.  The management of the Partnership has determined that it operates in one reportable segment. In addition, the Partnership owns a 37.5% ownership interest in a joint venture, Alaska Tanker Company, LLC.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  They do not include all of the information and footnotes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The consolidated financial statements include the assets and liabilities of the Partnership and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliated companies, in which the Partnership exercises significant influence, but is not the primary beneficiary, are accounted for by the equity method.

Note B — Summary of Significant Accounting Policies (continued):

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

The Partnership evaluated events and transactions occurring after the balance sheet date and through the day the financial statements were issued.  The date of issuance of the financial statements was November 6, 2009.

Vessels, deferred drydocking expenditures and other property. Vessels are recorded at cost and are depreciated to their estimated salvage value on the straight-line basis over the lives of the vessels, which range from 20 to 25 years. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate $300 per lightweight ton.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels was determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $1,400,000, or $0.04 per common unit, for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.

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

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements become effective for the Partnership on January 1, 2010. The Partnership is in the process of evaluating the effect of these requirements on its consolidated financial statements.

Note C —Net Income Per Limited Partner and General Partner Unit:

The Partnership adopted accounting guidance applicable to Master Limited Partnerships for the calculation of net income per unit effective January 1, 2009.  As required by the guidance, the general partner’s interest in net income is calculated as if all net income for the period was distributed according to the terms of the partnership agreement, regardless of whether those earnings would or could be distributed.  The partnership agreement does not provide for the distribution of net income; rather, it provides for the distribution of available cash, a contractually defined term that generally means all cash on hand at the end of each quarter after provisions for certain cash requirements.

The general partner’s incentive distribution rights entitle it to receive an increasing percentage of distributions when the quarterly cash distribution exceeds $0.43125 per unit.  Under accounting guidance applicable to Master Limited Partnerships, the Partnership must calculate the general partner’s share of net income under the assumption that such net income was distributable.  Since net income did not exceed $0.43125 per unit for the three months ended September 30, 2009 or 2008, the Partnership did not use any increased percentages in calculating the general partner’s interest in net income.

Note C —Net Income Per Limited Partner and General Partner Unit (continued):

The formula for distributing available cash as defined in the partnership agreement follows:

	Total Quarterly Distribution	Marginal Percentage Interest in Distributions
	Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.37500	98%	2%
First Target Distribution	up to $0.43125	98%	2%
Second Target Distribution	above $0.43125 up to $0.46875	85%	15%
Third Target Distribution	above $0.46875 up to $0.56250	75%	25%
Thereafter	above $0.56250	50%	50%

The calculation of net (loss)/income per limited partner unit follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands, except units and per unit amounts	2009		2008		2009		2008
Net (loss)/income	$(10,082)		$(9,698)		$786		$(1,008)
Less distributions earned:
Distributed earnings to general partner (2%)	—		(230)		(459)		(689)
Distributed earnings to limited partners (98%)	—		(11,253)		(22,504)		(33,755)
Total distributed earnings	—		(11,483)		(22,963)		(34,444)
Overdistributed earnings	$(10,082)		$(21,181)		$(22,177)		$(35,452)

Limited partners’ basic and diluted earnings per unit:
Distributed earnings per unit	$—	(1)	$0.38	(1)	$0.75	(1)	$1.13	(1)
Overdistributed earnings per unit	$(0.33	) (2)	$(0.70	) (2)	$(0.72	) (2)	$(1.16	) (2)
Net (loss)/income per limited partner unit	$(0.33)		$(0.32)		$0.03		$(0.03)

Weighted average units outstanding – basic and diluted	30,004,500		30,002,250		30,004,500		30,002,250

(1)	Equal to the total distributed earnings (98%) to limited partners divided by the weighted average number of limited partner units outstanding for the period.

(2)	Equal to the limited partners’ share (98%) of overdistributed earnings divided by the weighted average number of limited partner units outstanding for the period.

Note D —Alaska Tanker Company, LLC:

In the first quarter of 1999, OSG, BP Oil Shipping Company USA, Inc. (“BP”) and Keystone Alaska, LLC formed Alaska Tanker Company, LLC (“ATC”) to manage the vessels carrying Alaskan crude oil for BP. ATC, 37.5% of which is now owned by the Partnership, provides marine transportation services in the environmentally sensitive Alaskan crude oil trade.  Each member of ATC is entitled to receive its respective share of any incentive charter hire payable by BP to ATC.  The Partnership is not the primary beneficiary as defined in accounting guidance for the consolidation of variable-interest-entities with regard to ATC and accounts for its 37.5% interest in ATC according to the equity method.  The Partnership’s share of the net income of ATC is classified as equity in income of affiliated companies in the accompanying statements of operations.

A condensed summary of the results of operations of ATC follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Time charter equivalent revenues	$33,877	$35,069	$99,991	$103,524
Ship operating expenses	(31,540)	(32,062)	(94,621)	(96,187)
	$2,337	$3,007	$5,370	$7,337

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

The estimated fair values of the Partnership’s financial instruments at September 30, 2009, other than derivatives, follow:

In thousands	Carrying Amount	Fair Value
Financial assets (liabilities)
Cash and cash equivalents	$11,379	$11,379
Debt	(74,515)	(69,000)

Derivatives and Interest Rate Risk

The Partnership is exposed to interest rate risk relating to its ongoing business operations.  The Partnership uses interest rate swaps for the management of interest rate risk exposure.  The interest rate swaps effectively convert a portion of the Partnership’s debt from a floating to a fixed rate and are designated and qualify as cash flow hedges.  The Partnership is a party to floating-to-fixed interest rate swaps with two major financial institutions covering notional amounts aggregating $30,000,000 at September 30, 2009 pursuant to which it pays fixed rates averaging 4.35% and receives floating rates based on three-month London interbank offered rate (“LIBOR”) (approximately 0.3% as of September 30, 2009). These agreements contain no leverage features and mature in 2012.

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

Fair Values of Derivative Instruments Designated as Hedging Instruments:

In thousands at September 30, 2009	Liability Derivatives
	Balance Sheet Location	Amount of Loss
Interest rate swaps:
Current portion	Accounts payable, accrued expenses and other current liabilities	$1,033
Long-term portion	Other liabilities	1,069

Total derivatives designated as hedging instruments		$2,102

Note E — Fair Value of Financial Instruments, Derivatives and Fair Value Disclosures (continued):

The effect of cash flow hedging relationships on the balance sheet as of September 30, 2009 and the statement of operations for the nine months ended September 30, 2009 are as follows:

	Balance Sheet	Statement of Operations
	Effective Portion
In thousands	Gain/(Loss) In or Reclassified from Accumulated Other Comprehensive Loss
		Location	Amount

Interest rate swaps	$(2,102)	Interest expense	$(748)
Total	$(2,102)		$(748)

The amount reclassified from accumulated other comprehensive loss to earnings for the three months ended September 30, 2009 related to interest rate swaps was $(289,000).

Fair Value Hierarchy

The following table presents the fair values for liabilities measured on a recurring basis as of September 30, 2009:

In thousands Description	Fair Value	Level 2: Significant other observable inputs
Liabilities:
Interest rate swaps	$2,102	$2,102

The following table summarizes the fair values of items measured on a nonrecurring basis as of September 30, 2009:

In thousands Description	Level 3: Significant unobservable inputs		Fair Value	Total Losses
Assets:
Vessel impairment - Vessels held for use	$7,672	(1)	$7,672	$(12,500)

(1)
A pre-tax impairment charge of $12,500,000 was recorded in the third quarter of 2009 related to two vessels.  The fair value measurement used to determine the impairment was based upon the income approach which utilized cash flow projections consistent with the most recent projections of the Partnership, and a discount rate equivalent to a market participant’s weighted average cost of capital.

Note F—Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

In thousands	As of September 30, 2009	As of December 31, 2008
Trade payables	$3,064	$2,430
Fuel accruals	1,802	1,983
Deferred revenues	16,661	6,983
Drydock accruals	535	—
Insurance premiums	807	2,796
Payroll and benefits	2,957	869
Customs and duty	337	3,048
Accrued interest expense	306	327
Derivative liabilities	1,033	—
Other	3,123	846
	$30,625	$19,282

Note G—Advances From Affiliated Companies:

Advances from affiliated companies represent the funding of operating expenses pursuant to the Partnership’s administrative agreement with OSGM and are non-interest bearing.  These advances are repaid monthly.

Note H—Long-Term Debt:

In November 2007, OSG America Operating Company LLC, a wholly owned subsidiary of the Partnership, entered into a $200,000,000, five-year, non-amortizing, Senior Secured Revolving Credit Facility with a group of banks (the “Lenders”). The facility may be extended by 24 months subject to approval of the Lenders.  Borrowings under this facility bear interest at a rate equal to LIBOR plus a margin (70 basis points per year until the fifth anniversary of the closing date and, if the extension option is exercised, 75 basis points per year thereafter).  As of September 30, 2009, $30,000,000 was outstanding under the facility at a weighted average interest rate of 5.05%, taking into account related interest rate swaps. The Partnership has $170,000,000 available under this facility at September 30, 2009.

Borrowings under the Senior Secured Revolving Credit Facility are secured by, among other things, first preferred mortgages on certain owned vessels, and are guaranteed by the Partnership and certain of its subsidiaries.

The Senior Secured Revolving Credit Facility prevents the Partnership from declaring or making distributions if any event of default, as defined, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility requires the Partnership to adhere to certain financial covenants, including minimum net worth of at least $200,000,000, maximum net debt to total capital of 50%, maximum net debt to EBITDA (as defined in the agreement) of 4.0 times, and minimum EBITDA to net interest expense of 4.5 times.  The Partnership was in compliance with all of the financial covenants contained in our debt agreements as of September 30, 2009.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30,923,000. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility.

At September 30, 2009, all but one of the Partnership’s vessels were pledged as collateral under either the Senior Secured Revolving Credit Facility or various fixed-rate, amortizing, secured term loans maturing through 2014.  As of September 30, 2009, borrowings outstanding under secured term loans were $44,515,000.

Interest paid, excluding capitalized interest, for the nine months ended September 30, 2009 and 2008 amounted to $3,288,000 and $3,655,000, respectively.

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

Note J — Leases:

Charters-in:

As of September 30, 2009, the Partnership had commitments to bareboat charter in eight vessels from subsidiaries of American Shipping Company ASA (“AMSC”) and to bareboat charter in one vessel from OSG, all of which are accounted for as operating leases or will be once the vessels are delivered.

Note J — Leases (continued):

The future minimum commitments under the bareboat charters-in are as follows:

Dollars in thousands	As of September 30, 2009
2009	$14,147
2010	60,510
2011	64,331
2012	64,306
2013	64,225
Thereafter	87,898
Total	$355,417

Future minimum commitments under the bareboat charter in from OSG are as follows:

Dollars in thousands	As of September 30, 2009
2009	$1,047
Total	$1,047

In June 2005, OSG signed agreements to bareboat charter in ten Jones Act Product Tankers to be constructed by Aker Philadelphia Shipyard Inc (“APSI”). The order was increased to 12 ships in October 2007. The bareboat charter agreements for eight such vessels were assigned to the Partnership at the time of its IPO. Following construction, APSI sells the vessels to leasing subsidiaries of AMSC, which will charter eight vessels to the Partnership for initial terms of five or seven years. The Partnership has extension options for the lives of the vessels. The bareboat charters provide for profit sharing with AMSC. Seven of these vessels have delivered from the shipyard as follows:

Vessel	Delivery Date
Overseas Houston	February 2007
Overseas Long Beach	June 2007
Overseas Los Angeles	November 2007
Overseas New York	April 2008
Overseas Texas City	September 2008
Overseas Boston	February 2009
Overseas Nikiski	June 2009

The remaining vessel (to be named Overseas Anacortes) is scheduled to be delivered by APSI in June 2010. The bareboat charter will commence upon delivery of the vessel.

AMSC, the Partnership and OSG are continuing to negotiate a number of outstanding issues between AMSC, on the one hand, and us and OSG on the other, including, among other things, settlement of the arbitration proceeding described in our Annual Report on Form 10-K for 2008 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, under Risk Factors.  On August 31, 2009, AMSC, APSI, and OSG (collectively the “parties”) signed a nonbinding settlement proposal (the “proposal”) intended to resolve certain liquidity issues previously disclosed by AMSC and APSI, so as to allow APSI to complete construction of the remaining five vessels in the 12-ship program.  All 12 vessels have been chartered out to OSG or OSG America.  The proposal also provides for the dismissal with prejudice of all the claims in the arbitration among the parties and contains a number of provisions materially altering the prior agreements among the parties.  The proposal is nonbinding and there can be no assurance that definitive agreements will be entered into.  In addition, the proposal is subject to certain conditions precedent, including the receipt of third party approvals from various lenders and governmental authorities, the execution and delivery of satisfactory definitive documentation and the completion of satisfactory due diligence.

Note J — Leases (continued):

Charters-out:

The future minimum revenues, before reduction for brokerage commissions, expected to be received on noncancelable time charters are as follows:

Dollars in thousands	As of September 30, 2009
2009	$43,951
2010	137,107
2011	108,546
2012	64,734
2013	43,987
Thereafter	24,393
Total	$422,718

The future minimum revenues expected to be received on time charters out to OSG are as follows:

Dollars in thousands	As of September 30, 2009
2009	$9,482
Total	$9,482

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

By the terms of the termination agreement, the Partnership received title to the tugs and agreed to pay Bender for the costs associated with positioning the tugs for transportation to an alternative shipyard.  In addition, the Partnership agreed to pay certain vendors for work already performed and to assume certain specified obligations related to material ordered to complete the units. No agreement yet exists with an alternative yard. The tugs were moved out of Bender’s yard in June 2009. The Partnership estimates that the future cost to complete the units is approximately $19,257,000.

Note L — Impairment and Sale of Vessels:

During the third quarter of 2009, events and circumstances indicated that the Partnership’s four single-hulled product carriers (Overseas Philadelphia, Overseas Galena Bay, Overseas New Orleans and Overseas Puget Sound), which have limited remaining lives due to OPA regulations that mandate their retirement between 2012 and 2013, and one 1977-built double-hulled product carrier (the Overseas Diligence), which has a less-efficient gas turbine engine, might be impaired.

In September 2009, the charterer of the Overseas Philadelphia informed the Partnership that they would not be renewing the time charter upon its expiry in January 2010, which caused the Partnership to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydock. Also in September, two customers that are currently utilizing the Overseas Diligence according to contracts of affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which could reduce lightering volumes, causing the Partnership to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydock. These facts, combined with continued weak market conditions, caused the partnership to review all five vessels, which had an aggregate book value of $45,602,000 as of September 30, 2009, for impairment. The estimates of undiscounted cash flows for the Overseas Philadelphia and the Overseas Diligence did not support recovery of the assets’ carrying value. Accordingly, the Partnership recorded an impairment charge of $12,500,000 to write down the carrying value of these two vessels to their estimated fair value of $7,700,000. Fair value was calculated using a discounted cash flow model, which included the Partnership’s estimates of future charter rates, ship operating expenses and drydocking costs.

Note L — Impairment and Sale of Vessels (continued):

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

Note M — Related Party Transactions:

Effective April 1, 2008, the Partnership entered into time charter agreements to charter out five vessels to OSG (two ATBs, the OSG 242/OSG Columbia and the OSG 243/OSG Independence, and three product carriers, the Overseas New Orleans, the Overseas Philadelphia and Overseas Puget Sound).  All five of these charter-out agreements are at fixed daily rates for terms commencing either on April 1, 2008 or upon the expiry of such vessel’s then current charter and ending on or about December 31, 2009.  The charter out of the Overseas Philadelphia to OSG has not started because its current charter was extended.

Vessel	Start Date
OSG 242/OSG Columbia	April 1, 2008
Overseas New Orleans	April 1, 2008
OSG 243/OSG Independence	April 24, 2008
Overseas Puget Sound	March 3, 2009
Overseas Philadelphia	N/A

At the time of the agreement, management believed that the fixed daily rates in the charter out agreements were at rates that approximated market rates.

OSG, as the charterer, has the option, after consultation with the Partnership, to require the Partnership to lay up the vessels at a safe place nominated by OSG, in which case the hire to be paid under this charter is to be adjusted to reflect any net increases in expenditure reasonably incurred or any net savings realized by the Partnership as a result of such lay up.  OSG may exercise this option any number of times during the charter period.  In March 2009, OSG exercised its right to request that the Partnership lay up the Overseas Puget Sound, which remained in lay up until August 1, 2009.  In April 2009, OSG exercised its right to lay up the Overseas New Orleans, which remains in lay up.  In July 2009, OSG exercised its right to lay up the Overseas Galena Bay, which remained in lay up until mid-September 2009.

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

Note O — Subsequent Events:

On October 29, 2009, the Board of Directors of OSG America LLC, approved, in a four-to-three vote, the suspension of the quarterly $0.375 distribution to both common and subordinated unitholders.  The three independent board members voted against the suspension of distributions to the common unitholders.  There will be no dividend paid in connection with the third quarter 2009 results.

On November 5, 2009, OSG filed a prospectus with the Securities and Exchange Commission (SEC) to initiate a tender offer for all of the publicly held common units of OSG America L.P., for $10.25 cash per unit.  On November 5, 2009, the committee of independent directors of OSG America L.P. filed a Schedule 14D-9 with the SEC advising unitholders of its determination with respect to the tender price of $10.25.  The tender offer will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P.

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

On November 15, 2007, upon completion of our initial public offering, OSG contributed to us entities owning or operating a fleet of ten product carriers, seven articulated tug barges (“ATBs”) and one conventional tug/barge unit, with an aggregate carrying capacity of approximately 4.9 million barrels, as well as a 37.5% ownership interest in Alaska Tanker Company, LLC, (“ATC”) a joint venture that transports crude oil from Alaska to the continental United States using a fleet of four modern crude-oil tankers. In exchange for its contribution, OSG received common and subordinated units representing a 73.5% interest in us.  Through an open-market purchase of units by OSG in 2008, that percentage increased.  As of September 30, 2009, OSG owned a 77.1% interest in us, including a 2% interest through our general partner, which OSG wholly owns and controls. Our membership interests in our operating subsidiaries represent our only cash-generating assets.

Recent Developments

On July 29, 2009, OSG announced its intention to tender for all of the outstanding publicly held common units of OSG America L.P., for $8.00 in cash per unit.  Following the completion of the tender offer, OSG expects to acquire any remaining units not tendered through the exercise of a repurchase right contained in OSG America’s partnership agreement.

On August 6, 2009, legal counsel to the conflicts committee of the Board of Directors of OSG America L.P.’s general partner sent a letter to OSG expressing the informal sense of the conflicts committee that, were OSG to proceed with the proposed tender offer at $8.00 per unit, the conflicts committee would recommend that common unitholders reject the offer and not tender their units pursuant to the offer.  On September 24, 2009, OSG announced that it had increased the price that it intends to offer from $8.00 to $10.25 per unit in cash.

On November 5, 2009, OSG filed a prospectus with the Securities and Exchange Commission (SEC) to initiate a tender offer for all of the publicly held common units of OSG America L.P, for $10.25 cash per unit.  On November 5, 2009, the committee of independent directors of OSG America L.P. filed a Schedule 14D-9 with the SEC advising unitholders of its determination with respect to the tender price of $10.25.  The tender offer will be conditioned upon, among other things, more than 4,003,166 common units being tendered such that OSG would thereupon own at least 80% of the outstanding common units of OSG America L.P.

Operations

Our market is protected from direct foreign competition by the Merchant Marine Act of 1920 (“Jones Act”), which mandates that all vessels transporting cargo between U.S. ports must be built in the United States, registered under the U.S. flag, manned by U.S. crews and owned and operated by U.S. organized companies that are controlled and at least 75% owned by U.S. citizens. Twenty-one of the twenty-three vessels in our operating fleet at September 30, 2009 are operated in the U.S. coastwise trade in accordance with the Jones Act.

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

The remaining vessel (to be named Overseas Anacortes) that we have committed to bareboat charter in is scheduled to be delivered from the shipyard in June 2010.

 We have options to purchase from OSG up to two ATBs currently under construction, which we estimate will be delivered by the yard to OSG in December 2009 and September 2010. We also have options to acquire from OSG the right to bareboat charter in four of the remaining vessels from AMSC, which are to be completed by Aker Philadelphia Shipyard Inc. (“APSI”) between late 2009 and early 2011.

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under our senior secured revolving credit facility.

AMSC, we and OSG are continuing to negotiate a number of outstanding issues between AMSC, on the one hand, and us and OSG, on the other, including, among other things, settlement of the arbitration proceeding described in our Annual Report on Form 10-K for 2008 under Risk Factors.  On August 31, 2009, AMSC, APSI and OSG (collectively the “parties”) signed a nonbinding settlement proposal (the “proposal”) intended to resolve certain liquidity issues previously disclosed by APSI, so as to allow APSI to complete construction of the remaining five vessels in the 12-ship program.  All 12 vessels have been chartered out to OSG or OSG America.  The proposal also provides for the dismissal with prejudice of all the claims in the arbitration among the parties and contains a number of provisions materially altering the prior agreements among the parties.  The proposal is nonbinding and there can be no assurance that definitive agreements will be entered into.  In addition, the proposal is subject to certain conditions precedent, including the receipt of third party approvals from various lenders and governmental authorities, the execution and delivery of satisfactory definitive documentation and the completion of satisfactory due diligence.

Industry Overview

The table below shows the daily TCE rates that prevailed in markets in which our vessels operated for the periods indicated. It is important to note that the spot market is quoted in AR rates. AR is a list of freight rates for specific voyage itineraries for a standard size vessel, as defined.  The conversion of AR rates to the following TCE rates required us to make certain assumptions as to brokerage commissions, port time, port costs, speed, and fuel consumption, all of which will vary in actual usage. In each case, the rates may differ from the actual TCE rates achieved by us in the period indicated because of the actual length of voyages, waiting time between voyages, and the portion of revenue generated from long-term charters.

U.S. Flag Jones Act Product Carriers

	Average Spot Market TCE Rates for Jones Act Product Carriers and Articulated Tug/Barges (ATBs)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
40,000 dwt Product Carriers	$33,100	$39,700	$37,200	$57,500
30,000 dwt ATBs	$23,000	$23,900	$25,200	$37,400

The rates for Jones Act Product Carriers and ATBs averaged $33,100 per day and $23,000 per day, respectively, during the third quarter of 2009, approximately 17% and 3% below their respective third quarter 2008 rates.  Rates for both vessel types were, however, approximately 4% above their second quarter 2009 rates.

The decline in rates relative to 2008 primarily reflected weaker demand for products in 2009 that resulted in reduced spot tanker requirements and longer waiting times for cargoes.  U.S. Gulf Coast refinery utilization levels in 2009 have been consistently below those of one year ago.

Tanker and ATB freight rates during the third quarter of 2009 compared with the second quarter were somewhat buoyed by maintenance activities at Irving Oil’s New Brunswick refinery in Canada, which resulted in a reduction in exports of gasoline and middle distillates from that facility to East Coast markets.

The Delaware Bay lightering business transported an average of 230,000 b/d during the third quarter of 2009, down about 3% from the third quarter of 2008.  Third quarter volumes were the highest quarterly lightering volumes so far this year due to low water levels at a customer’s refinery that necessitated additional lightering.  Lightering volumes during the first nine months of 2009 were approximately 16% lower than last year reflecting a decline in East Coast refining utilization rates to 73% from 82% in the first nine months of 2008.

One Jones Act vessel was delivered in the third quarter of 2009, resulting in 68 vessels that were available for trading in the Jones Act coastwise market at the end of the quarter.  There were nine Jones Act vessels in lay-up or awaiting cargo at the end of the third quarter of 2009.

At the end of the third quarter of 2009 there were 19 tankers and barges in the 160,000 to 420,000 barrel size range on order and one additional barge scheduled for conversion to double hull.  There are 17 vessels that will be phased out in accordance with OPA 90 regulations and four additional double hull vessels that will likely be retired in the next 9 to 24 months due to commercial obsolescence.

Freight rates remain highly sensitive to severe weather and geopolitical events.  Hurricanes in the Gulf of Mexico could have a pronounced effect on freight rates for both crude oil and product movements depending on the extent to which upstream and downstream facilities are affected.

Update on Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require us to make estimates in the application of our accounting policies based on the best assumptions, judgments, and opinions of management. For a description of our significant accounting policies, see Note B to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In June 2009, the Financial Accounting Standards Board amended the consolidation guidance for variable-interest entities (“VIEs”). The amended guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. It also requires additional disclosures for any enterprise that holds a variable interest in a VIE. The new accounting and disclosure requirements become effective for the Company on January 1, 2010. The Company is in the process of evaluating the effect of these requirements on its consolidated financial statements.

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

During the third quarter of 2009, events and circumstances indicated that our four single-hulled product carriers (Overseas Philadelphia, Overseas Galena Bay, Overseas New Orleans and Overseas Puget Sound), which have limited remaining lives due to OPA regulations that mandate their retirement between 2012 and 2013, and one 1977-built double-hulled product carrier (the Overseas Diligence), which has a less-efficient gas turbine engine, might be impaired.

In September 2009, the charterer of the Overseas Philadelphia informed us that they would not be renewing the time charter upon its expiry in January 2010, which caused us to evaluate the vessel’s future employment possibilities in light of its approaching May 2010 drydock. Also in September, two customers that are currently utilizing the Overseas Diligence according to contracts of affreightment to perform lightering services in Delaware Bay, announced restructurings of their refinery operations, which could reduce lightering volumes causing us to evaluate the possibility of removing the vessel from lightering service prior to its required June 2010 drydock. These facts, combined with continued weak market conditions, caused us to review all five vessels, which had an aggregate book value of $45.6 million as of September 30, 2009, for impairment. The estimates of undiscounted cash flows for the Overseas Philadelphia and the Overseas Diligence did not support recovery of the assets’ carrying value. Accordingly, we recorded an impairment charge of $12.5 million to write down their carrying values to their estimated fair values as of September 30, 2009, using estimates of discounted future cash flows for each of the vessels.

Our estimates of undiscounted cash flows for each of the remaining three single-hulled vessels indicated that their carrying amounts were recoverable. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the future resulting in the need to write down one or more of the three single-hulled product carriers.

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

On June 25, 2008, the Partnership purchased the Overseas New Orleans and the Overseas Philadelphia, each of which had been previously operated under capital leases. The useful lives of these vessels were determined based on their OPA retirement dates. In the third quarter of 2008, the Partnership effected a change in estimate related to the useful lives of the Overseas Galena Bay and the Overseas Puget Sound to extend their useful lives to match their OPA retirement dates. As a result, depreciation expense decreased by approximately $1.4 million for the nine months ended September 30, 2009 compared with the same 2008 period.

Income from Vessel Operations

Time Charter Equivalent Revenues

The following table reconciles TCE revenues to shipping revenues, as reported in the consolidated statements of operations:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
TCE Revenues	$64,492	$63,703	$196,160	$176,025
Voyage Expenses	6,629	10,509	18,526	33,447
Shipping Revenues	$71,121	$74,212	$214,686	$209,472

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

The following table provides information with respect to average daily TCE rates earned and revenue days for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue Days:
Jones Act ATBs	702	776	2,236	2,172
Jones Act Product Carriers	1,031	906	2,970	2,496
Non-Jones Act Product Carriers	181	184	541	484
	1,914	1,866	5,747	5,152

Average Daily TCE Rates:
Jones Act ATBs	$30,566	$30,227	$30,712	$31,713
Jones Act Product Carriers	$38,716	$35,212	$38,086	$34,597
Non-Jones Act Product Carriers	$17,232	$45,353	$26,571	$42,957

Effective April 1, 2008, we entered into time charter agreements with OSG for the charter in of the M300/Liberty and the OSG 400/OSG Constitution, two ATBs working in the Delaware Bay lightering business, at fixed daily rates.  Simultaneously, OSG assigned the contracts of affreightment on these two ATBs to us.  On October 10, 2008, we converted the time-charter-in agreement on the OSG 400/OSG Constitution to a bareboat-charter-in agreement. The bareboat charter commenced with the completion of the OSG Constitution’s shipyard period on November 22, 2008. The term of the bareboat charter ends December 31, 2009.  In December 2008, the M300/Liberty’s time charter agreement with OSG ended.

During the third quarter of 2009, TCE revenues increased by $0.8 million, or 1%, to $64.5 million from $63.7 million in the three months ended September 30, 2008. The increase in TCE revenues resulted primarily from an increase in revenue days and higher daily TCE rates earned by the three Jones Act product carriers that were delivered during and since the third quarter of 2008. The delivery of the Overseas Texas City, Overseas Boston, and Overseas Nikiski in September 2008, February 2009 and June 2009, respectively, added $13.8 million in TCE revenues in the third quarter of 2009 compared with the same quarter in 2008.  Offsetting these increases were (i) lay ups during the third quarter of 2009 of the Overseas New Orleans, Overseas Puget Sound, Overseas Galena Bay and OSG 214/OSG Honour that reduced TCE  revenues by $8.5 million compared with the third quarter of 2008, and (ii) lower daily TCE rates earned by the two non-Jones Act product carriers which resulted in a $5.2 million reduction in TCE revenues.

During the nine months ended September 30, 2009, TCE revenues increased by $20.1 million, or 11%, to $196.2 million from $176.0 million for the nine months ended September 30, 2008.  The increase in TCE revenues resulted primarily from an increase in revenue days and higher daily TCE rates earned by four new Jones Act product carriers that have entered the fleet since April 2008, which added $34.3 million in the first nine months compared with the same period in 2008. In addition, in April 2008, the OSG 243 re-entered service following completion of her double hull conversion which kept her out of service for 13 months.  Partially offsetting these increases was the lay up of the Overseas New Orleans, Overseas Puget Sound, Overseas Galena Bay and the OSG 214/OSG Honour, as noted above, plus lower daily TCE rates earned by the two non-Jones Act product carriers.

The Overseas Integrity ceased operations in December 2008 and was sold in June 2009. The resulting loss of revenue days and TCE revenue for the three and nine month periods ended September 30, 2009 were largely compensated for by improved utilization rates in 2009 on other Jones Act product carriers in the first half of 2009 such as the Overseas New Orleans and Overseas Puget Sound, which underwent drydockings during the same period in 2008, and the Overseas Diligence which has operated in the lightering fleet since mid-April 2008 after having had an extended idle period during the first half of 2008.

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

Vessel Expenses

The following table provides information with respect to average daily vessel expenses and operating days for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Days:
Jones Act ATBs	828	840	2,457	2,444
Jones Act Product Carriers	1,104	931	3,066	2,650
Non-Jones Act Product Carriers	184	184	546	548
	2,116	1,955	6,069	5,642

Average Daily Vessel Expenses:
Jones Act ATBs	$8,906	$8,333	$9,247	$8,099
Jones Act Product Carriers	$14,602	$17,878	$15,685	$17,265
Non-Jones Act Product Carriers	$11,473	$11,304	$10,137	$13,358

During the third quarter of 2009, vessel expenses increased $0.7 million, or 3%, to $25.6 million from $24.9 million for the three months ended September 30, 2008.  The increase in vessel expenses resulted primarily from a net increase of 161 operating days. These additional days were attributable to the delivery of the Overseas Texas City, Overseas Boston and Overseas Nikiski, which added 264 operating days and $4.2 million in 2009 compared with the same period in 2008, and the operation of the OSG 400/OSG Constitution as a bareboat charter from OSG, which added $1.4 million of expense.  These increases were partially offset by the Overseas Integrity, which ceased operations during the fourth quarter of 2008, and by the lay up of the OSG 214/OSG Honour, Overseas New Orleans, Overseas Galena Bay and Overseas Puget Sound.

During the nine months ended September 30, 2009, vessel expenses increased $5.5 million, or 8%, to $76.3 million from $70.8 million for the nine months ended September 30, 2008. The increase resulted primarily from a net increase of 427 operating days.  These additional days were attributable to the delivery of the Overseas New York, Overseas Texas City, Overseas Boston and Overseas Nikiski, which added 697 operating days and $11.3 million and the operation of the OSG 400/OSG Constitution as a bareboat charter from OSG, which added 203 days and $4.2 million of expense in 2009 compared with 2008.  These increases were partially offset by the Overseas Integrity ceasing operations and the lay-up of the OSG 214/OSG Honour, Overseas New Orleans, Overseas Galen Bay and Overseas Puget Sound.

Vessel expenses for the non-Jones Act product carriers for the three months and nine months ended September 30, 2009 decreased compared with the 2008 periods as a result of an increase in the subsidy received under the MSP program and lower spares, repairs, and customs-duty expenses.

Charter Hire Expenses

During the third quarter of 2009, charter hire expenses increased by $6.1 million to $17.5 million from $11.4 million for the three months ended September 30, 2008 due to the deliveries from AMSC of the Overseas Texas City, Overseas Boston, and Overseas Nikiski, which resulted in additional charter hire expense of $6.9 million, partially offset by decreases in charter hire expense resulting from redelivery of the M300/Liberty to OSG in December 2008.

During the first nine months of 2009, charter hire expenses increased by $16.5 million to $46.7 million from $30.2 million for the nine months ended September 30, 2008 due to the deliveries of the Overseas New York, Overseas Texas City, Overseas Boston and Overseas Nikiski.  These increases were partially offset by a decrease resulting from redelivery of the M300/Liberty to OSG in December 2008.

Depreciation and Amortization

Depreciation and amortization remained relatively flat at $12.8 million for the three months ended September 30, 2009 compared with $12.9 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, depreciation and amortization decreased $1.2 million, or 3%, to $38.4 million from $39.6 million for the nine months ended September 30, 2008. The decrease for the nine month period was primarily due the removal of the Overseas Integrity from service in the fourth quarter of 2008, and the extension of the useful lives of our single hull tankers to match their OPA retirement dates in the second quarter of 2008 after purchasing the Overseas New Orleans and Overseas Philadelphia, which had previously operated under capital lease.  These decreases were partially offset by increased amortization of costs incurred on the eight vessels that completed drydockings in 2008.

General and Administrative Expenses and Severance and Relocation Costs

For the three months ended September 30, 2009, general and administrative expenses increased $1.0 million to $5.9 million compared with $4.9 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, general and administrative expenses increased $1.3 million to $17.2 million from $15.9 million for the nine months ended September 30, 2008.  The increases reflect increased legal costs incurred in conjunction with terminating shipbuilding contracts with Bender and Bender’s subsequent bankruptcy, and the incurrence of consulting fees associated with OSG’s announcement to initiate a tender for the Partnership’s publicly held units. These increases were partially offset by lower employee compensation costs associated with the headcount reductions described below and general spending curtailment.

During the first quarter ended March 31, 2009, OSGM terminated the employment of certain employees, including one of its senior officers, and relocated others. For the nine months ended September 30, 2009, the Partnership recorded expense aggregating $1.6 million for payments to be made in accordance with OSG’s Severance Protection Plan, and $0.5 million for relocation costs related to certain employees who agreed to move to the Tampa, Florida office.

Equity in Income of Affiliated Companies

On a quarterly basis, we recognize our share of the estimated incentive charter hire from ATC that has been deemed earned through the reporting date that is not reversible subsequent thereto.  ATC fully distributes its net income for each year by making a distribution in the first quarter of the following year.  The portion of incentive hire that is based on annual targets is not recognized until the fourth quarter when deemed earned.  Equity income for the three months and nine months ended September 30, 2009 were $0.9 million and $2.0 million, respectively, compared with $1.1 million and $2.7 million, respectively, for the three months and nine months ended September 30, 2008.  The decreases reflect a reduction by two in the number of vessels that ATC manages.

Interest Expense

Interest expense of $1.1 million for the three months ended September 30, 2009 decreased $0.2 million compared with the three months ended September 30, 2008, reflecting lower borrowings outstanding under the Secured Revolving Credit Facility and lower interest rates on those borrowings.  Interest capitalized in connection with vessel construction totaled $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

Interest expense decreased $0.6 million, or 15%, from $4.1 million for the nine months ended September 30, 2008 to $3.5 million for the same period in 2009.  In June 2008, the Partnership also purchased the Overseas New Orleans and the Overseas Philadelphia, which had been previously operated under capital leases, for a total of $30.9 million. This acquisition was funded with borrowings under the Senior Secured Revolving Credit Facility resulting in lower interest expense in the nine months ended September 30, 2009 compared with the same period in 2008.  Interest capitalized in connection with vessel construction totaled $0.4 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The following table reconciles net income, as reflected in our statements of operations, to EBITDA:

In thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net (loss)/income	$(10,082)	$(9,698)	$786	$(1,008)
Interest expense	1,143	1,295	3,516	4,153
Depreciation and amortization	12,759	12,902	38,379	39,602
EBITDA	$3,820	$4,499	$42,681	$42,747

The following table reconciles net cash provided by operating activities, as reflected in our statements of cash flows, to EBITDA:

In thousands	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$65,501	$52,054
Payments for drydocking	3,663	21,923
Interest expense	3,516	4,153
Undistributed earnings from affiliated companies	(3,331)	(2,994)
Loss on sale or impairment of vessels	(13,198)	(19,319)
Changes in operating assets and liabilities	(11,205)	(11,809)
Other	(2,265)	(1,261)
EBITDA	$42,681	$42,747

Liquidity and Sources of Capital

Working capital at September 30, 2009 was a deficiency of $4.4 million compared with capital of $5.3 million at December 31, 2008. We operate in a capital intensive industry. In addition to distributions on our partnership units, our primary liquidity requirements relate to our operating expenses, including payments under our management and administrative services agreements, drydocking expenditures, and payments of interest and principal under our senior secured revolving credit facility and secured term loans. Our long-term liquidity needs primarily relate to capital expenditures for the purchase or construction of vessels.

Our exposure to the spot market, which is expected to increase to 41% of 2010 estimated revenue days, contributes to fluctuations in cash flows from operating activities.  Any decrease in the average TCE rates earned by our vessels in quarters subsequent to September 30, 2009, compared with the actual TCE rates achieved during the first nine months of 2009, will have a negative comparative impact on the amount of cash provided by operating activities.  Recent deterioration of the Jones Act market resulting from lower U.S. oil demand and suspended or cancelled refinery expansion projects present near- and medium-term challenges for us.  In addition, five vessels in our operating fleet will come off term charters by the end of 2009 and another in January 2010, all of which are expected to enter the spot market.

The amount of available cash we need to pay the minimum quarterly distributions for four quarters on our common units, subordinated units and general partner interest is $45.9 million. Our revised forecast indicates that future distributable cash flow will be materially below that needed to cover our minimum quarterly distributions on all of our units.  On October 29, 2009, the Board of Directors approved the suspension of the quarterly $0.375 distribution to all unitholders.  We and the Board of Directors will continue to carefully evaluate our financial condition and capital needed to drydock our vessels and possibly exercise our options to acquire vessels from OSG.

We were in compliance with all of the financial covenants contained in our debt agreements as of September 30, 2009.  The Senior Secured Revolving Credit Facility will prevent us from declaring or making distributions if any event of default, as defined in the Senior Secured Revolving Credit agreement, exists or would result from such payments. In addition, the Senior Secured Revolving Credit Facility imposes certain operating restrictions and requires us to adhere to certain minimum financial covenants including minimum net worth of at least $200 million, maximum net debt to total capital of 50%, maximum net debt to EBITDA (as defined in the agreement) of 4.0 times, and minimum EBITDA to net interest expense of 4.5 times. Our failure to comply with any of the covenants in the agreements could result in a default, which would permit lenders to accelerate the maturity of the debt and to foreclose upon collateral securing the debt. Under those circumstances, we might not have sufficient funds or other resources to satisfy our remaining obligations.

We anticipate that our primary sources of funds for our short-term liquidity needs will be cash flows from operations. We believe that cash flows from operations and bank borrowings from our Senior Secured Revolving Credit Facility referred to below will be sufficient to meet our existing short-term liquidity needs for the next 12 months, taking into consideration the suspension of the dividends referred to above.

In November 2007, we entered into a $200 million five-year Senior Secured Revolving Credit Facility.  Borrowings under the Senior Secured Revolving Credit Facility are due and payable five years after the date that the facility agreement was signed (the “closing date”), subject to a 24-month extension period which may be requested by us on or after the second anniversary of the closing date and which may be approved by the lenders. Drawings under the facility are available on a revolving basis until the earlier of one month prior to the applicable maturity date or the date on which the facility is permanently reduced to zero and the lenders are no longer required to make advances. As of September 30, 2009, $30.0 million was outstanding under the facility.

As of September 30, 2009, $44.5 million was outstanding under various secured term loans maturing through 2014.

Cash Flows

Operating  cash flows.  Net cash flow provided by operating activities was $65.5 million and $52.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase of $13.4 million was primarily attributable to a decrease in payments for drydocking, and the increase in liabilities partially offset by higher receivables compared with the same period in 2008.

Net cash flow from operating activities depends upon the timing and amount of drydocking expenditures, repairs and maintenance activity, changes in interest rates, fluctuations in working capital balances and spot market freight rates. The number of vessel drydockings varies from year to year.

Investing cash flows.  Net cash used in investing activities was $14.6 million and $40.1 million for the nine months ended September 30, 2009 and 2008, respectively. Vessel expenditures for the nine months ended September 30, 2009 primarily related to construction costs for the two new tugs and start-up costs associated with the AMSC tankers.  Investing activities was net of $0.6 million in net proceeds from the sale of the Overseas Integrity.  Vessel expenditures for the same period in 2008 related primarily to the double hulling of one barge (OSG 243) and progress payments for the two new tugs under construction.

Financing cash flows. Net cash used in financing activities was $50.1 million for the nine months ended September 30, 2009 compared with cash provided by financing activities of $17.7 million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2009, we repaid $15.0 million that had been borrowed under the Senior Secured Revolving Credit Facility compared with borrowing $78.0 million under this facility in the same period of 2008.  Repayments of debt represent regularly scheduled installments under secured term loans, and in 2008, capital lease obligations.  Distributions to unitholders during the nine months ended September 30, 2009 and 2008 were $34.4 million and $28.7 million, respectively, with the amount paid in the first quarter of 2008 covering the partial period from November 15, 2007 until December 31, 2007.

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

Following suspension of distributions, we believe that our cash flow from charters out will be sufficient to cover the interest and principal payments under our debt agreements, amounts due under the administrative services and management agreements, other general and administrative expenses, and other working capital requirements for the short and medium term. To the extent we exercise our options to acquire vessels from OSG, we expect to finance any such commitments from existing long-term credit facilities and additional long-term debt as required. The amounts of working capital and cash generated from operations that may, in the future, be utilized to finance vessel commitments are dependent on the rates at which we can charter out our vessels, which can be volatile, especially as existing charters expire in the near term and spot market exposure increases in 2010.

Aggregate Contractual Obligations

A summary of our long-term contractual obligations as of September 30, 2009 follows:

In thousands	Balance of 2009	2010	2011	2012	2013	Beyond 2013	Total
Long-term debt(1)	$1,813	$7,040	$7,040	$36,902	$18,575	$16,465	$87,835
Operating lease obligations (chartered-in vessels)(2)	14,147	60,510	64,331	64,306	64,225	87,898	355,417
Operating lease obligations with OSG (chartered-in vessels)(3)	1,047	—	—	—	—	—	1,047
Construction installments(4)	—	18,617	640	—	—	—	19,257
Total	$17,007	$86,167	$72,011	$101,208	$82,800	$104,363	$463,556

(1)
Amounts shown include contractual interest obligations.  The interest obligations for floating rate debt of $30,000,000 as of September 30, 2009, have been estimated based on the fixed rates stated in related floating-to-fixed interest rate swaps.  We are party to floating-to-fixed interest rate swaps covering notional amounts aggregating approximately $30,000,000 at September 30, 2009 that effectively convert our interest rate exposure from a floating rate based on LIBOR to an average fixed rate of 4.35%.

(2)
As of September 30, 2009, we had charter-in commitments for eight vessels on leases that are accounted for as operating leases, or will be once the vessels are delivered.  These leases provide us with various renewal options.

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

Senior Secured Revolving Credit Facility

On November 15, 2007, our wholly owned subsidiary OSG America Operating Company LLC entered into a $200 million Senior Secured Revolving Credit Facility.  As of September 30, 2009, $30.0 million was outstanding under the facility, at a weighted average interest rate of 5.05% taking into account the related interest rate swaps.  The amount available under this facility at September 30, 2009 was $170.0 million.

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

The Senior Secured Revolving Credit Facility prevents us from declaring or making distributions if any event of default, as defined in the senior secured revolving credit agreement, exists or would result from such payments. The Senior Secured Revolving Credit Facility requires us to adhere to certain financial covenants.  As of September 30, 2009, we were in compliance with these covenants.

Off Balance Sheet Arrangements

We do not currently have any liabilities, contingent or otherwise, that we consider to be off balance sheet arrangements.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes primarily through any unhedged floating-rate borrowings. Significant increases in interest rates could adversely affect our operating margins, results of operations and our ability to service our debt. From time to time, we may use interest rate swaps to reduce our exposure to market risk from changes in interest rates. The principal objective of these contracts would be to minimize the risks and costs associated with our floating-rate debt. We use such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of September 30, 2009, interest rate swaps effectively convert our interest rate exposure on $30.0 million from a floating rated based on LIBOR to a fixed rate of 4.35%.

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

Report of Independent Registered Public Accounting Firm on Review of Interim Financial Information

The consolidated financial statements as of September 30, 2009 and for the three months ended September 30, 2009 and 2008 are unaudited; however, such financial statements have been reviewed by our independent registered public accounting firm.

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

Following the announcement of OSG’s intent to make an offer to purchase all of the outstanding publicly held common units of OSG America L.P. (the “Offer”), two purported class action complaints on behalf of unitholders have been filed separately by an individual and an entity each claiming to be a unitholder of OSG America L.P. (the “Partnership”). The first-filed complaint, filed on September 28, 2009 in the Supreme Court of the State of New York, County of New York, is captioned Cornelius P. Dukelow v. OSG America, L.P., et al. (the “Dukelow Complaint”). The second-filed complaint, filed on October 8, 2009 in the Circuit Court of the 13th Judicial District, in and for Hillsborough County, Florida, is captioned Balanced Beta Fund v. Morten Arntzen, et al. (the “Balanced Beta Fund Complaint”). Both complaints name as defendants OSG, the Partnership and each of the individual board members of the Partnership’s general partner (and, in the Balanced Beta Fund Complaint, the general partner). Both complaints purport to assert claims for breaches of fiduciary duties (against the individual defendants in the Dukelow Complaint and against all defendants in the Balanced Beta Fund Complaint); the Dukelow Complaint also purports to assert a claim for aiding and abetting the alleged breaches of fiduciary duties (against OSG). Both complaints allege, among other things, that the Offer price is unfair and inadequate, and that the Offer involves a process that is alleged to be either unfair or inadequate. The Dukelow Complaint seeks, among other relief, to enjoin the Offer and subsequent exercise of the repurchase right or, alternatively, seeks damages in an unspecified amount in the event the proposed transactions occur. The Balanced Beta Fund Complaint seeks, among other relief, a declaratory judgment and compensatory and/or rescissory damages. The defendants believe that the claims made in these complaints are without merit and intend to vigorously defend against these actions.

We are party to routine, marine related claims, lawsuits and labor arbitrations arising in the ordinary course of our business. The claims made in connection with our marine operations are covered by insurance, subject to applicable policy deductibles that are not material as to any type of insurance coverage. We provide on a current basis for amounts we expect to pay.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Partnership’s risk factors from those disclosed in our Annual  Report on Form 10-K for the year ended December 31, 2008 and the Partnership’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, other than to the risk factors shown below:

American Shipping Company ASA, formerly known as Aker American Shipping ASA (“AMSC"), we and OSG have signed a nonbinding proposal to settle all outstanding commercial disagreements between them, including settlement of their arbitration proceeding, but no assurance can be given that such nonbinding proposal may be implemented.

As of August 15, 2009, AMSC, we and OSG signed a nonbinding proposal (the “Nonbinding Proposal”) to settle outstanding commercial disagreements between them.  The Nonbinding Proposal is intended to resolve certain liquidity issues affecting AMSC and Aker Philadelphia Shipyard ASA (“AKPS”) described in our Quarterly Report on Form 10-Q for the period ended June 30, 2009 under Risk Factors which description is incorporated herein by reference.  Resolution of such issues is expected to enable AKPS to continue its 12 ship newbuild program.  All 12 vessels have been chartered to OSG, with the bareboat charter agreements for eight such vessels assigned to the Partnership at the time of its IPO, seven of which have delivered and are trading in the Jones Act market.  The Nonbinding Proposal provides for the dismissal with prejudice of all claims in the arbitration proceeding among the parties described in our Annual Report on Form 10-K for 2008 under Risk Factors which description is incorporated herein by reference.  The Nonbinding Proposal also contains a number of provisions materially altering the prior agreements among the parties, including providing for the sale to OSG of two newbuild vessels that were to be bareboat chartered to OSG.

Implementation of the Nonbinding Proposal is subject to certain conditions precedent, including the receipt of third party approvals from various lenders and government authorities, the execution and delivery of satisfactory definitive documentation and the completion of satisfactory due diligence.  No assurance can be given that the Nonbinding Proposal will be implemented.  In connection with the matters at issue in the arbitration, as described in our Form 10-K for 2008, we and OSG do not admit and continue vigorously to deny any triggering of charter extensions, any breach of contract, and any wrongdoing whatsoever in connection with its dealings with AMSC and the arbitration may be resumed by either party at any time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.	EXHIBITS

See Exhibit Index on page 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of OSG America L.P.

We have reviewed the consolidated balance sheet of OSG America L.P. as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows and the consolidated statements of changes in partners’ capital for the nine-month periods ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Partnership's management.

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

November 6, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSG AMERICA L.P.
(Registrant)

by OSG America LLC, its general partner

Date:	November 6, 2009	/s/ Myles R. Itkin
Myles R. Itkin
President and Chief Executive Officer

Date:	November 6, 2009	/s/ Henry P. Flinter
Henry P. Flinter
Chief Financial Officer

EXHIBIT INDEX

15	Letter from Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.